Form 10-Q
period 1996-06-30
MK RAIL CORP
filed 1996-07-31
CIK 919563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO_______


                         Commission file number 0-23802

                               MK RAIL CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         82-0461010
            --------                                         ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


1200 Reedsdale Street, Pittsburgh, PA                           15233
- -------------------------------------                           -----
(Address of principal executive offices)                      (Zip Code)


                                 (412) 237-2250
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                    Outstanding at July 31, 1996
          -----                                    ----------------------------
Common stock, $.01 par value                                 17,562,793

                               MK RAIL CORPORATION
                       Quarterly Report Form 10-Q for the
                    Three and Six Months Ended June 30, 1996


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements                              PAGE


Consolidated  Statements of  Operations  for the Three and Six
 Months Ended June 30, 1995 and 1996 .................................   3

Consolidated Balance Sheets at December 31, 1995 and June 30, 1996 ...   4

Condensed Consolidated Statements of Cash Flows for the Six
 Months Ended June 30, 1995 and 1996 .................................   5

Notes to Consolidated Financial Statements ...........................   6

Item 2.       Management's Discussion and Analysis of Results
                  of Operations and Financial Condition ..............  17


                           PART II. OTHER INFORMATION

Item 1     Legal Proceedings .........................................  20

Item 2     Changes in Securities .....................................  21

Item 3     Defaults upon Senior Securities ...........................  24

Item 4     Submission of Matters to a Vote of Security Holders .......  24

Item 5     Other Information .........................................  24

Item 6     Exhibits and Reports on Form 8-K ..........................  25

              Signature ..............................................  26

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MK RAIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
(Thousands of dollars except share data)

                                               (Unaudited)                    (Unaudited)
                                            Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,
                                      ----------------------------    ----------------------------

                                            1995            1996            1995           1996
                                      ------------    ------------    ------------    ------------
Sales .............................   $     60,669    $     66,581    $    139,073    $    136,236
Cost of sales .....................        (58,247)        (58,960)       (133,424)       (120,044)
General and administrative expense          (4,937)         (2,359)         (8,357)         (5,368)
Loss on disposition of discontinued
  Australian operations ...........         (2,849)           --            (2,849)           --
                                      ------------    ------------    ------------    ------------

Operating income (loss) ...........         (5,364)          5,262          (5,557)         10,824
Interest income ...................            225             661             298           1,243
Interest expense ..................         (1,201)         (2,641)         (3,794)         (5,647)
Other income ......................           --               765            --             1,428
Foreign exchange gain (loss) ......            635              36            (700)             54
                                      ------------    ------------    ------------    ------------

Income (loss) before income taxes .         (5,705)          4,083          (9,753)          7,902
Income tax benefit (expense) ......          1,970          (1,646)          1,863          (2,881)
                                      ------------    ------------    ------------    ------------

Net income (loss) .................   $     (3,735)   $      2,437    $     (7,890)   $      5,021
                                      ============    ============    ============    ============


Weighted average shares outstanding     17,149,000      17,562,793      17,149,000      17,562,793

Earnings (loss) per share .........   $       (.22)   $        .14    $       (.46)   $        .29
Dividends per share ...............             --              --             .04              --





    The accompanying notes are an integral part of the financial statements.


MK RAIL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31, 1995 and June 30, 1996
(Thousands of dollars except share data)


                                                                                                      (Unaudited)
                                                                                         December 31,   June 30,
                                ASSETS                                                      1995         1996
                                                                                         ---------    ---------

Current Assets:
Cash and cash equivalents ............................................................   $   5,696    $   3,815
Receivables from customers:
   Billed, net of allowance for doubtful accounts of $531 and $308, respectively .....      29,684       32,108
   Unbilled ..........................................................................       3,922        5,248
Inventories ..........................................................................      99,459       93,134
Deferred income taxes ................................................................       1,082        1,062
Assets held for sale .................................................................        --          3,297
Other current assets .................................................................       2,903        3,582
                                                                                         ---------    ---------
      Total current assets ...........................................................     142,746      142,246
Locomotive lease fleet, net ..........................................................      14,840        4,220
Property, plant and equipment, net ...................................................      46,747       44,790
Underbillings ........................................................................      10,328       15,342
Deferred income taxes ................................................................      27,530       25,589
Goodwill and other intangibles .......................................................      27,789       26,080
Other ................................................................................      10,968       10,285
                                                                                         ---------    ---------
      Total assets ...................................................................   $ 280,948    $ 268,552
                                                                                         =========    =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt ....................................................   $     978    $   1,509
Current portion of note payable to Morrison Knudsen ..................................      10,440       52,095
Accounts payable:
   Trade .............................................................................      18,509       17,139
   Morrison Knudsen ..................................................................       2,348        4,506
Accrued expenses and other current liabilities .......................................      33,271       34,637
Income taxes payable .................................................................         249          478
Revolving credit agreement ...........................................................      59,847       17,520
Advances from customers ..............................................................        --         17,671
                                                                                         ---------    ---------
      Total current liabilities ......................................................     125,642      145,555
Long-term debt .......................................................................       7,198       11,894
Note payable to Morrison Knudsen .....................................................      41,655         --
Commitments and contingencies ........................................................       9,299        8,834
Other ................................................................................       1,602        1,662
                                                                                         ---------    ---------
      Total liabilities ..............................................................     185,396      167,945
                                                                                         ---------    ---------
Redeemable Preferred Stock, par value $.10 per share, authorized 10,000,000 shares,

  redemption price $100 per share; issued 10,000 shares Class A, at December 31, l995,
  issued 10,000 shares Class B at June 30, 1996 ......................................       1,025        1,012
                                                                                         ---------    ---------
Stockholders' Equity:
   Common Stock, par value $.01 per share, authorized 55,000,000 shares;
     issued 17,562,793 shares ........................................................         176          176
   Additional paid-in capital ........................................................     186,681      186,681
   Deficit ...........................................................................     (87,107)     (82,073)
   Cumulative translation adjustments, net of tax ....................................      (5,105)      (5,105)
   Deferred compensation .............................................................        (118)         (84)
                                                                                         ---------    ---------
      Total stockholders' equity .....................................................      94,527       99,595
                                                                                         ---------    ---------
Total liabilities and stockholders' equity ...........................................   $ 280,948    $ 268,552
                                                                                         =========    =========



    The accompanying notes are an integral part of the financial statements.

MK RAIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1995 AND 1996
(Thousands of dollars)
                                                               (Unaudited)
                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             1995        1996
                                                           --------    --------
Operating Activities
- --------------------
Net income (loss) .....................................   $ (7,890)   $  5,021
                                                          --------    --------
Adjustments  to  reconcile  net income  (loss)
 to net cash (used in) provided byoperating activities:
      Depreciation ....................................      4,348       3,285
      Amortization ....................................      1,823       1,707
      Receivables from customers ......................      2,126      (5,362)
      Inventories .....................................    (13,975)      4,691
      Underbillings ...................................     (2,895)     (5,014)
      Accounts payable and accrued expenses ...........     (4,582)        746
      Advances from customers .........................       --        17,671
      Other, net ......................................     (3,656)      3,208
                                                          --------    --------
Net cash (used in) provided by operating activities ...    (24,701)     25,953
                                                          --------    --------
Investing Activities
- --------------------
Additions to property, plant and equipment ............     (4,523)     (1,313)
Proceeds from (additions to) to locomotive
 lease fleet, net .....................................       (909)     10,056
Other, net ............................................      1,022         743
                                                          --------    --------
Net cash (used in) provided by investing activities ...     (4,410)      9,486
                                                          --------    --------
Financing Activities
- --------------------
Increase in intangibles ...............................       (212)       (220)
Dividends paid ........................................     (1,372)       --
Payments of long-term debt ............................       (157)        (51)
Change in payable to Morrison Knudsen .................     11,733        --
Net borrowings (repayments) under credit agreements ...      9,865     (37,049)
                                                          --------    --------
Net cash (used in) provided by financing activities ...     19,857     (37,320)
Effect of exchange rates on cash ......................       (531)       --
                                                          --------    --------
Net decrease in cash and cash equivalents .............     (9,785)     (1,881)
Cash and cash equivalents at beginning of period ......     12,459       5,696
                                                          --------    --------
Cash and cash equivalents at end of period ............   $  2,674    $  3,815
                                                          ========    ========

Supplemental Disclosures of Cash Flow Information
- -------------------------------------------------
Interest paid .........................................   $  1,940    $    273
Income taxes paid (refunded), net .....................        173          61
Reduction of payable to Morrison Knudsen:
       Payable to Morrison Knudsen ....................     29,500        --
       Paid-in capital ................................    (18,600)       --
       Deferred taxes .................................    (10,900)       --



    The accompanying notes are an integral part of the financial statements.

MK RAIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Basis of Presentation

         The accompanying consolidated financial statements include the accounts of MK Rail Corporation ("the Company") and its majority-owned subsidiaries.

         The Company was formed in April 1993 as a wholly-owned subsidiary of Morrison Knudsen Corporation ("Morrison Knudsen"). The Company acquired certain assets of the Rail Systems Group of Morrison Knudsen, including the Locomotive Division, which have been included in the financial statements for all periods presented on a pooling-of-interests basis. On April 26, 1994, the Company commenced an initial public offering ("IPO") of 6,000,000 shares of its common stock at an offering price of $16 a share which decreased Morrison Knudsen's interest in the Company to 65%. Such interest has subsequently been reduced to 63% as a result of a litigation settlement (see Note 7). The Company designs, manufactures and distributes engineered locomotive component parts; provides locomotive fleet maintenance; and overhauls, remanufactures and manufactures locomotives.

         The Company recognizes revenues on locomotive contracts on the percentage of completion-units delivered method and on component part sales when product is shipped to the customer. Contract revenues and cost estimates are reviewed and revised periodically, and adjustments are reflected in the accounting period when known. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivable represent shipments for which invoices have not been processed.

         Revenues recognized on long-term maintenance contracts are based upon a percentage of the expected gross margin. Under the terms of the maintenance contracts, significant costs are incurred in the early years (for locomotive overhauls and fleet normalization), while payments from the customers remain relatively constant throughout the life of the contract. By using a percentage of the expected gross margin to recognize revenues under the maintenance contracts, appropriate consideration is given to the risks associated with the contracts. Costs and estimated earnings in excess of billings ("Underbillings") and billings in excess of costs and estimated earnings ("Overbillings") on contracts in progress are recorded on the consolidated balance sheet and are classified as current or non-current based upon the expected timing of their realization or liquidation.

         Remanufactured locomotives are warranted for a period from one to three years, and component parts are warranted for a period from one to four years. Additionally, the Company provides an overhaul reserve on locomotives. Estimated costs for product warranty are recognized at the time the products are sold. Overhaul reserves are recorded on a straight-line basis over the period of time from acquisition of the locomotive to the estimated date of the related overhaul. Warranty and overhaul reserves of $4.4 million and $6.2 million at December 31, 1995 and June 30, 1996, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.

         In October 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock- Based Compensation" ("SFAS 123") was issued. SFAS 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company adopted SFAS No. 123 as of January 1, 1996. As permitted by SFAS 123 the Company will continue to apply APB Opinion 25 and related Interpretations in accounting for its plans.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included on Form 10-K.

         The unaudited consolidated financial statements included herein reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim period. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

         The interim  consolidated  financial  statements  for the three and six
months  ended  June  30,  1995  have  been   restated  for  certain   accounting
adjustments.

2.       Divestitures

Alert Manufacturing and Supply Co.
         On July 26, 1996, the Company entered into an agreement with All-State Industrial Rubber Co., Inc. ("All-State") to sell substantially all of the assets of the Company's subsidiary Alert Manufacturing and Supply Co. ("Alert") for a purchase price of $3.86 million after closing adjustments and subject to certain post closing adjustments, and the assumption by All-State of trade payables of Alert in an amount not to exceed $750,000. The assets of Alert, net of applicable liabilities, have been reclassified as assets held for sale in the consolidated balance sheet at June 30, 1996. The net assets of Alert included in the June 30, 1996 consolidated balance sheet are summarized as follows:

                                   (Unaudited)
                                     June 30,
                                       1996
                                  (In thousands)
                                  --------------
Current assets ..................   $ 3,276
Property plant and equipment, net       549
Other assets ....................       222
Current liabilities .............      (750)
                                    ---------

Net assets ......................   $ 3,297
                                    =========

Morrison Knudsen of Australia Limited
      On July 6, 1995, the Company completed the sale of Morrison Knudsen Corporation of Australia Limited ("MKA"), its Australian operations. Under the terms of its agreement with Morrison Knudsen dated June 15, 1995, the Company
(i) transferred to MKA certain locomotive assets, (ii) assigned all of the common stock of MKA to Morrison Knudsen, (iii) discharged all of MKA's indebtedness to the Company and (iv) granted to MKA an exclusive three-year distributorship for the Company's products in Australia, New Zealand and Malaysia, subject to the satisfaction of certain volume requirements. In consideration, the Company received a nominal cash payment and $3 million in liquidation value of MKA's redeemable preferred stock bearing a 9% cumulative dividend. Due to the business uncertainties associated with MKA, the Company has valued this stock at zero.


3.       Inventories

         Inventories consist of the following:

                                                           (Unaudited)
                                            December 31,     June 30,
                                                1995           1996
                                              --------      ---------
                                                  (In thousands)

Raw materials...........                      $ 74,251      $  63,154
Work in progress.........                       14,279         18,751
Finished goods...........                       10,929         11,229
                                              --------      ---------
                                              $ 99,459      $  93,134
                                              ========      =========



         Approximately $37 million of total inventories at December 31, 1995 and June 30, 1996 were valued on the LIFO cost method. The excess current replacement cost of these inventories over the stated LIFO value was $3.6 million and $3.7 million, respectively. Two of the Company's domestic subsidiaries value inventory on the LIFO basis.

4.       Indebtedness

         On September 30, 1994, the Company and several of its domestic subsidiaries entered into a $50 million Revolving Credit and Letter of Credit Facility and Receivables Purchase Agreement (the "Facility") with a domestic bank. Amounts due under the Facility were repaid and the Facility was terminated on August 31, 1995.

         On August 31, 1995, the Company and its domestic subsidiaries entered into a $75 million Loan and Security Agreement (the "Loan Agreement") with BankAmerica Business Credit ("BABC"). Principal outstanding under the Loan Agreement is due August 31, 1998. Subject to the modifications detailed below, outstanding borrowings are subject to interest, payable monthly, at the bank's Base Rate (8.25% at June 30, 1996), as defined in the Loan Agreement, plus 1.25%, or the Company may elect to convert outstanding borrowings, in amounts not less than $5 million, and in increments of $1 million in excess thereof, into LIBOR Rate Loans. The LIBOR Rate Loans bear interest at LIBOR plus 3.0% with interest due in periods ranging from one to six months. Additionally, the Company pays a monthly fee of .25% per annum on the unused portion of the loan amount. Available advances under the Loan Agreement are based on the amount of eligible accounts receivable, inventory and certain other assets. Borrowings under the facility are secured by substantially all of the domestic inventory, accounts receivable, property, plant and equipment, and certain other assets of the Company and its domestic subsidiaries. Interest is not paid in cash but added to the balance outstanding. The balance outstanding at December 31, 1995 and June 30, 1996 was $59.8 million and $17.5 million, respectively.

         In November 1995, the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus on issue number 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22"). In accordance with EITF 95-22 the Company has classified the balance due under the Loan Agreement as current. At December 31, 1995 and June 30, 1996, the Company had $3.1 million and $34.6 million, respectively, of unused borrowing capacity under the Loan Agreement.

         The Loan Agreement provides for a maximum of $10 million of letters of credit, of which approximately $3.4 million and $4.5 million was outstanding at December 31, 1995 and June 30, 1996, respectively. The Company pays a monthly fee of 1.5% per annum on the undrawn amount of outstanding letters of credit.

         The Loan Agreement provides certain restrictive covenants, including attaining a minimum consolidated tangible net worth, fixed charge coverage, limitations on capital expenditures, restrictions on the payment of dividends and other financial covenants.

         Under the terms of the Waiver and First Amendment to the Loan and Security Agreement ("Amended Loan Agreement"), dated November 7, 1995 the Company's bank suspended the Company's ability to utilize the LIBOR Rate Loans feature, increased the interest rate to the Base Rate plus 1.5% (the interest may be further adjusted downward by .25% or upward by .50% based upon future adjusted operating income, as defined in the Amended Loan Agreement) and reset certain financial covenants.

         On January 22, 1996, the Company entered into the Second Amendment to Loan and Security Agreement. This Second Amendment allowed the Company to enter into various agreements related to locomotive manufacturing contracts.

         On February 15, 1996 and March 22, 1996, the Company entered into the Waiver and Amendment No. 3 to Loan and Security Agreement, and the Amendment No. 4 to Loan and Security Agreement, respectively. These amendments waived instances of noncompliance and reset certain financial covenants.

         On April 30, 1996, the Company entered into the Waiver and Fifth Amendment to Loan and Security Agreement. This Fifth Amendment waived instances of noncompliance and reset certain covenants relating to locomotive manufacturing contracts and the settlement of shareholder litigation (see Note
7).

         On July 6, 1995, the Company's Mexican subsidiary, MK Gain S.A. de C.V. ("MK Gain"), entered into a $30 million Loan Agreement (the "Agreement") with Bancomer, S.A. ("Bancomer"), a Mexican bank. Under this Agreement, Bancomer will advance up to $30 million to finance 85% of the purchase price of U.S.-manufactured locomotive parts and components exported to Mexico for use in the overhaul of locomotives in connection with the Mexican National Railway contract. Each advance under the Agreement is subject to interest at the Funding Rate (5.6875% to 6.3750% at June 30, 1996), as defined in the Agreement plus 2.5%. The Canadian Imperial Bank of Commerce ("CIBC") has agreed to fund

Bancomer in connection with this transaction. The Export-Import Bank of the United States ("Eximbank") has issued a credit guarantee which covers repayment risk between Bancomer and CIBC. Upon funding, Eximbank receives an Exposure Fee equal to 4.14% of each advance under the Agreement.

         Advances under the Agreement will be drawn over a period of up to 36 months as documents evidencing MK Gain's receipt of U.S. exports are presented to the satisfaction of Bancomer, CIBC and Eximbank. Principal and interest payments on each advance are to be made in 10 semi-annual installments due on May 15 and November 15 of each year with interest payments beginning May 15, 1996 and principal payments beginning November 15, 1996. Additionally, MK Gain may be required to pay a semi-annual Success Fee equal to 5.56% of Net After-Tax Cash Flow, as defined in the Agreement (no Success Fee was due or had been paid as of June 30, 1996). The Agreement provides for a prepayment penalty under certain circumstances. The balance outstanding at December 31, 1995 and June 30, 1996 was $6 million and $11.3 million, respectively. Maturities under the Agreement are as follows: 1996 - $1,127,000; 1997 to 2000 -$2,254,800; 2001 -
$1,127,000.

         The Agreement contains certain covenants, including a requirement that MK Gain maintain specified cash flow-to-debt service and debt-to-equity ratios. Additionally, the repayment of $13.7 million of amounts due to the Company from MK Gain is restricted by a subordination agreement. If MK Gain maintains specified operating and financial ratios, the subordination agreement permits payments of interest and principal on the intercompany debt concurrently with payments to Bancomer under the Agreement.

         In connection with the Agreement, MK Gain entered into an Irrevocable Investment, Administration and Payment Trust Agreement ("Trust Agreement") with a Mexican multiple banking institution ("Trustee"). Pursuant to the Trust Agreement, all moneys received from the Mexican National Railway contract are to be deposited into the Trust. The Trustee is required to maintain a Reserve Fund within the Trust with an average balance equal to the greater of 10% of the outstanding loan balance under the Agreement, or the aggregate of all amounts of principal and interest due and payable within 150 days following the date on which the balance of the Reserve Fund is determined, multiplied by 1.5. On a monthly basis, funds held in the Trust will be disbursed by the Trustee to pay required debt service, taxes and any fees or expenses due to the Trustee or other third parties. Once required payments have been made, any remaining amounts in excess of the Reserve Fund requirements are returned to MK Gain. Amounts held in trust at the balance sheet date are classified as restricted cash and have been included in other non-current assets in the accompanying consolidated balance sheets at December 31, 1995 and June 30, 1996.

         At December 31, 1995 and June 30, 1996, a domestic subsidiary of the Company had debt obligations in the amount of $2.2 million and $2.1 million, respectively. These obligations consist primarily of Industrial Revenue Bonds ("IRB") for the construction of manufacturing buildings and acquisition of equipment in the amount of $1.6 million in 1995 and $1.9 million in 1994, and bear interest at rates ranging from 4.5% to 10%. Maturities under these obligations are as follows: 1996 - $327,600; 1997 - $410,800; 1998 - $443,800;
1999 - $477,400; 2000 - $470,500.

         Total maturities under long-term obligations are as follows: 1996 - $1,454,600; 1997 - $2,665,600; 1998 - $2,698,600; 1999 - $2,732,200; 2000 -
$2,725,300; 2001 - $1,127,000.

5.       Related Party Transactions

         As of December 31, 1995 and June 30, 1996, the Company's indebtedness to Morrison Knudsen was $54 million and $57 million, respectively.

         On June 15, 1995, the Company and Morrison Knudsen entered into an agreement under which the Company's amount of indebtedness was reduced by $29.5 million (from $81.7 million as of May 31, 1995 to $52.2 million).

         The $52.2 million original balance of the indebtedness is evidenced by an unsecured promissory note, due May 31, 2000, bearing interest at the prime rate and payable in annual installments equal to the lesser of (I) $10.4 million or (ii) such amount as the Company is permitted to pay under any credit facility, payable on the last business day of each March (or as soon thereafter as is permitted under any credit facility). At June 30, 1996, the Company was not permitted to make any payments to Morrison Knudsen under its credit facilities.

         On June 20, 1996, the Company executed a definitive agreement to repurchase the debt the Company owes to Morrison Knudsen, pursuant to a Note Cancellation and Restructuring Agreement (the "Note Cancellation Agreement") dated June 20, 1996 by and among the Company and Morrison Knudsen. Under the Note Cancellation Agreement, the Company is to repurchase the debt, which had as of June 1, 1996 an outstanding balance including accrued interest of approximately $56.2 million ($56.6 at June 30, l996), for a total of $34.5 million.

         The net reduction in the debt of $21.7 million, net of deferred taxes and transaction costs, will be recorded as a capital contribution. Pro forma balance sheet information, assuming the transaction had closed on June 20, 1996, would be as follows:


                                                                    June 30,
                                         June 30,    Pro forma          1996
                                           1996      adjustment      Pro forma
                                           ----      ----------      ---------
                                                    (In millions)

Other current assets ................   $   3.6      $  (.6)       $   3.0
Deferred income tax asset ...........      25.6        (8.5)          17.7
Current portion of note payable to
 Morrison Knudsen ...................     (52.1)       52.1             --

Revolving credit agreement ..........     (17.5)      (34.5)         (52.0)
Accounts payable - Morrison Knudsen .      (4.5)        4.5             --
Equity ..............................     (99.6)      (13.0)        (113.2)




The Note Cancellation Agreement provides that a first installment of $6.9 million (plus interest calculated at prime from the date of execution of the Note Cancellation Agreement) is to be paid 10 days after Morrison Knudsen has obtained either Bankruptcy Court approval of the transaction ("Bankruptcy Court Approval") or 10 days after confirmation of a Plan of Reorganization that includes certain provisions integrating the transactions into the Plan (a "Conforming Plan"). In the event that Bankruptcy Court Approval is obtained and is appealed during the 10-day period, the $6.9 million is to be paid into a court-approved escrow to be held pending finalization of the Bankruptcy Court Approval or the expiration of 10 days following confirmation of a Conforming Plan, or termination of the Note Cancellation Agreement. A second installment in the amount of $27.6 million is to be paid either when the Bankruptcy Court Approval is a final order or 10 days after confirmation of a Conforming Plan (referred to in either case as the "Disbursement Condition"). In addition, the Company's obligation to pay the installment is subject to a condition, which the Company can waive, that the Company has sold Alert and MK Gain pursuant to terms and at prices satisfactory to the Company in its sole discretion. The Company has entered into an agreement to sell the assets of Alert. MK Rail and Morrison Knudsen are currently discussing certain technical amendments to the Note Cancellation Agreement relating to the bankruptcy proceeding (as had been contemplated at the time the Note Cancellation Agreement was executed).

         The Note Cancellation Agreement also provides that if the Company has not consummated the Alert and MK Gain transactions on or before the later of August 30, l996 or the date the Disbursement Condition is satisfied, the Company must waive the condition that those transactions be consummated and close the note cancellation, or Morrison Knudsen can terminate the Note Cancellation Agreement. If, by December 31, l996, the transaction has not fully closed for any reason other than a default by Morrison Knudsen, subject to certain notification provisions, Morrison Knudsen can terminate the Note Cancellation Agreement if the Company does not elect to proceed and close the transactions.

         The Company leases certain facilities from certain directors and former officers of the Company. Lease payments, including utilities, totaled $463,000 and $234,000 for the six months ended June 30, 1995 and 1996, respectively.

         The Company incurred $1.7 million and $1.1 million of legal fees and expenses for the six months ended June 30, 1995 and 1996, respectively, from a firm in which an officer of the Company is a shareholder.


6.       Redeemable Preferred Stock

         In October 1994, the Company and certain of its current and former officers and directors, the managing underwriters for the Company's April 1994 initial public offering of common stock, Morrison Knudsen and certain of its current and former officers and directors were named as defendants in two complaints (the "Class Action Suits") filed in the United States District Court for the District of Idaho, which suits were settled in March 1996. The approved settlement agreements for the Class Action Suits provided for, inter alia, the Company, at its election, to either contribute $1 million in cash to the plaintiffs or issue $1 million in redemption value of a new Class A Preferred Stock. In September 1995, pending its decision as to this election and court approval of the settlement terms of the Class Action Suits, the Company deposited 10,000 shares of Class A Preferred Stock into a joint settlement account. As previously disclosed, under certain circumstances, the Company was permitted to substitute a like number of shares of a new Class B Preferred Stock (having rights and preferences identical to those of the Class A Preferred Stock) for the Class A Preferred Stock. Effective as of May 15, 1996, the Company elected to contribute $1 million in cash to the plaintiffs. To effectuate this election, as previously contemplated, the Company issued 10,000 shares of Class B Preferred Stock to The Fidelity & Casualty Company of New York in consideration of $1 million, which was in turn paid to the plaintiff's to satisfy the Company's obligations to settle the Class Action Suits, and all of the previously issued shares of Class A Preferred Stock were simultaneously canceled.

         The Class B Preferred Stock earns dividends at the rate per annum of $10 per share. Dividends accrue from the date of issuance whether or not declared, and are cumulative. The Board has no obligation to declare dividends on the Class B Preferred Stock. The Class B Preferred Stock has a liquidation value of $100 per share plus all dividends accrued and unpaid (whether or not declared). The

Class B Preferred Stock is subject to redemption at the Company's option at any time and must be redeemed on the earliest of September 1, 1999, the occurrence of certain specified extraordinary transactions involving the Company or its capital stock, or 18 months after the occurrence of certain other specified extraordinary transactions. In any case, the redemption price is equal to $100 per share plus all dividends accrued and unpaid on each share (whether or not declared) through the redemption date. Except as otherwise provided by law, the holders of the Class B Preferred Stock have no voting rights. As a result of the issuance of the Class B Preferred Stock, the Board cannot declare or pay dividends in respect of the Company's Common Stock if any deficiency exists in the payment of cumulated dividends (whether or not declared) in respect of the Class B Preferred Stock.

7.       Commitments and Contingencies

         The Company has commitments and performance guarantees arising from locomotive remanufacturing contracts and maintenance agreements, and warranties from the sale of new locomotives, remanufactured locomotives and locomotive components.

Environmental: The Company is subject to a RCRA Part B Post Closure Permit (the "Permit") issued by the Environmental Protection Agency and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Company's Boise Locomotive facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate undiscounted costs to be incurred over the next 25 years, adjusted for inflation at 3% per annum, to be $5.1 million, based on the Permit's Corrective Action Plan, and $4.4 million for contingent additional Permit compliance requirements related to off-site groundwater contamination. The discounted liability at June 30, 1996, using a discount rate of 6.5%, was $2.1 million based on the Permit's Corrective Action Plan, and $1.9 million for contingent additional Permit compliance requirements related to off-site groundwater contamination. The estimated outlays for each of the five succeeding years from 1996 to 2000 are: $245,000, $253,000, $260,000, $268,000
and $317,000. The Company was in compliance with the Permit at December 31, 1995 and June 30, 1996.

Legal Proceedings: In February 1995, certain of the current and former directors and officers of the Company and Morrison Knudsen Corporation ("Morrison Knudsen") were named as defendants in a complaint (the "Derivative Suit") filed in the District Court of the Fourth Judicial District of the State of Idaho in a derivative action brought by a stockholder on behalf of the Company and Morrison Knudsen. The complaint alleges, among other things, that the defendants intentionally and negligently breached their fiduciary duties to, abused their influence over and grossly mismanaged the Company and Morrison Knudsen.

         In September 1995, attorneys or representatives for all of the parties to the Derivative Suit entered into a memorandum of understanding in which they agreed to settle this litigation, which was subsequently formalized in a stipulation submitted to the court for approval. The final hearing on the Derivative Suit was held on May 21, 1996, at which time the court approved the terms of settlement.

         The settlement agreement for the Derivative Suit provides, among other things, that (i) all Board of Directors meetings will be held in Pittsburgh, Pennsylvania or other locations where there are significant Company facilities,
(ii) the proper location for the annual meetings of stockholders for 1996 and 1997 will be presumed to be in Pittsburgh, Pennsylvania, (iii) the annual meeting of stockholders for 1996 will be held within the time period required by Delaware law, (iv) unless the stockholders determine otherwise, the majority of the Company's Board will be comprised of persons who are not full-time employees of the Company or Morrison Knudsen, (v) the Compensation Committee (constituted solely of outside directors) shall approve all senior executive compensation, (vi) subject to limited exceptions, the Company's Form 10-K, proxy statement and annual report to stockholders will disclose common membership of any Board members or members of their immediate families as officers or members of any governing board of any for-profit or not-for-profit organization, (vii) the Company will not make any payments to William J. Agee, formerly the Company's Chairman and Chief Executive Officer, and (viii) the Company's Chief Financial Officer shall present at all regularly scheduled Board meetings a report on the Company's financial condition.

         No admission of liability or wrongdoing was made by any party in the Derivative Suit.

         In December 1995, Morrison Knudsen, the Company and certain of Morrison Knudsen's directors and officers were named as defendants in a complaint (the "Pilarczyk Lawsuit") filed in the United States District Court for the Northern District of New York by plaintiffs who were principals in and/or held substantial stock in TMS, Inc. ("TMS"), a New York corporation acquired by Morrison Knudsen on December 30, 1992. The complaint alleges, among other things, violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, breach of contract, unjust enrichment, negligent misrepresentation and common law fraud during Morrison Knudsen's acquisition of TMS in 1992. Plaintiffs assert that the Company, which was not formed by Morrison Knudsen until 1993, is fully responsible for the acts of Morrison Knudsen as a transferee of its assets and as the successor in interest of Morrison Knudsen's locomotive business, including the business previously conducted by TMS. Moreover, plaintiffs claim that the Company is fully responsible for the acts of Morrison Knudsen under the "instrumentality rule," and that the Company aided and abetted Morrison Knudsen in its actions set forth in the complaint. However, the actions complained of occurred before the Company was formed. Furthermore, the Company did not assume such liabilities of Morrison Knudsen pursuant to any agreement between the Company and Morrison Knudsen.

         A motion to dismiss was filed in April 1996 on behalf of all defendants to the Pilarczyk Lawsuit. Counsel to the Company has advised that such counsel believes the causes of action in the Pilarczyk Lawsuit relating to the Company are without merit and the Company expects that it will be successful on this motion, even if the suit is not dismissed as to all defendants. If the Company is successful, the Company intends to make appropriate requests to the court to seek to require the plaintiff to pay the Company's legal fees and costs.

         In June 1995, the Company was named as defendant in a complaint filed with the Idaho Human Rights Commission (the "Idaho Commission") and the Equal Employment Opportunity Commission by a female employee on behalf of herself and other women employed by the Company alleging discrimination based on sex in violation of Title VII of the Civil Rights Act of 1964, Title 57 of Chapter 59 of the Idaho Code and the Federal Equal Pay Act. The complaint asserts that the Company failed to pay women equally with males holding similar and comparable positions and that the Company failed to promote women equally with males who have equal or less qualifications. In December 1995, the plaintiff amended the complaint to include allegations of retaliatory discharge. In June 1996, the Idaho Commission announced that it had found no probable cause to believe that discrimination had occurred as alleged in the original complaint. Management of the Company believes that the claims in the original and amended complaints are without merit and plans to vigorously defend its position.

         On April 16, 1996, the Company filed suit in the United States District Court for the Central District of California, Western Division, against Samyoung (America), Inc. and Samyoung Machinery Industrial Co. (collectively, "Samyoung") alleging, inter alia, that Samyoung had delivered to the Company defective diesel engine assembly liners in breach of a contract between the Company and

Samyoung. The Company claims to have suffered damages in excess of $1 million as a result of the alleged breach. Samyoung has denied that the liners were defective and has filed a counterclaim against the Company seeking recovery of $300,000 alleged to be due under the contract, plus interest, fees and costs, and damages in excess of $10 million for trade libel and interference with prospective economic relationships as a result of the Company's allegedly making false disparaging statements concerning the liners to rail customers and others. The Company believes that Samyoung's claims are without merit. The Company intends to vigorously prosecute its own claims and defend against Samyoung's counterclaims.

         In the ordinary course of its business, the Company is involved in litigation relating to its operations and products, which may include allegations as to safety and design, and labor and employment matters. Management of the Company believes that the outcome of lawsuits of this type currently pending will not have a material adverse effect on the consolidated operations or financial condition of the Company.


8.       Stock Option Plans

         The Company has established two stock option plans. In the MK Rail Corporation Stock Incentive Plan (the "Incentive Plan"), a maximum of 1.5 million shares may be issued upon the exercise of stock options granted or through limited stock appreciation rights. Officers and other key employees of the Company or its affiliates are eligible to receive awards. The exercise price, term and other conditions applicable to each award are determined by the Compensation Committee at the time of the grant of each award and may vary with each award granted. Awards, which are made at not less than current market prices at date of grant, have been granted to executives and directors under the Incentive Plan in the form of stock options. Options granted generally vest either over a five-year period, 20% on each anniversary date following the grant, or a four-year period 25% on each anniversary date following the grant. All unexercised options expire 10 years from the date of grant, subject to acceleration in certain cases.

         In the MK Rail Corporation Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") a maximum of 100,000 shares may be granted. The price per share of the options shall be equal to 50% of the fair market value of the stock on the grant date. All options granted shall vest over a three-year period, one-third on each anniversary date. Unearned compensation, representing the difference between the fair market value at the grant date and the exercise price is charged to income over the vesting period.

         Details of stock options are as follows:


                                     Non-
                                   Employee       Incentive     Option Price
                                  Directors         Plan          Range per
                                   Options         Options          Share
                                   -------         -------          -----
                                                                 Low     High
                                                                 ---     ----
December 31, 1995, outstanding   $    36,000    $ 1,235,000    $ 4.44  $ 16.00
Granted .......................         --          222,500    $ 3.38  $  3.81
Canceled ......................      (12,000)      (156,250)   $ 4.44  $ 10.13
                                 -----------    -----------

June 30, 1996, outstanding ....  $    24,000    $ 1,301,250    $ 3.38  $ 16.00
                                 ===========    ===========

         The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. The compensation cost that has been charged against income for those plans was $34,248 and $21,360 for the six-month periods ended June 30, 1996 and 1995, respectively. Compensation cost for the Company's plans based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123 is immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         GENERAL

         The Company designs, manufactures and distributes engineered locomotive component parts; provides locomotive fleet maintenance; and overhauls, remanufactures and manufactures locomotives. The Company operates principally through two business units, the Components Group and the Locomotive Group.

         In 1996, the Company initiated a restructuring plan designed to return the Company to profitability by cutting costs and reducing debt, in part by selling non-essential assets. Accordingly, through the first six months of 1996 the Company has reduced its general and administrative expenses by approximately 36% and reduced corporate debt by 31%, primarily by selling most of its locomotive lease fleet and by generating cash from operations. As a result, the Company has recorded net income of $5 million, or 29 cents per share, through the first six months of the year.

         Although the Company's restructuring plan has been successful to date, there can be no assurance that the Company's results of operations for the second half of the year will be similar to its results of operations in the first half of the year. The following factors could have a negative impact on the Company's results of operations: a decrease in rail traffic, a reduction in railroads' capital and maintenance spending plans for their locomotive fleets, increased competition in the locomotive or locomotive components segments, the Company's inability to complete planned asset sales, the Company's inability to complete an agreement of repurchase debt from Morrison Knudsen, technological developments that render existing industry technology obsolete, the Company's inability to maintain profit margins on existing contracts, adverse general economic conditions, or changes in laws or regulations affecting the industry.

         RESULTS OF OPERATIONS

         Consolidated Operations
         Net sales increased 10% to $66.6 million in the second quarter of 1996 from $60.7 million in the second quarter of 1995. The increase is due to a $7.3 million increase in sales in the Locomotive Group, offset by a $1 million sales decrease in the Components Group. Net sales decreased 2% to $136.2 million in the first half of 1996 from $139.1 million in the first half of 1995. The decrease is primarily attributed to the completion of a large remanufacturing contract in the Locomotive Group in the first quarter of 1995 partially offset by a sales increase of $8.5 million at MK Gain.

         Cost of sales as a percentage of sales was 88.6% for the second quarter of 1996 compared to 96% for the second quarter of 1995, resulting in gross profit margins of 11.4% and 4%, respectively. The increase in gross margin is attributed to the overall sales volume increase in addition to improved operating efficiencies and the impact of cost reductions resulting from the Company's restructuring plan. Cost of sales as a percentage of sales was 88.1% for the first half of 1996 compared to 95.9% for the first half of 1995, resulting in gross profit margins of 11.9% and 4.1%, respectively. The increase in gross margin is primarily the result of the disposition of the Company's Australian operations, which had a $4.5 million loss in the first half of 1995, and improved operating results at the Boise locomotive facility and in the Components Group through cost reductions in accordance with the Company's restructuring plan.

         General and administrative expense for the second quarter of 1996 decreased 52% to $2.4 million from $4.9 million in the second quarter of 1995. General and administrative expense for the first half of 1996 decreased 36% to $5.4 million from $8.4 million in the first half of 1995. The decreases are primarily attributed to the elimination of $1.8 million of costs incurred in the first half of 1995 associated with the decision of Morrison Knudsen to sell its ownership in the Company and cost reductions.

         Interest income for the second quarter of 1996 increased $436,000 to $661,000 compared to the second quarter of 1995. Interest income for the first half of 1996 increased $945,000 to $1.2 million compared to the first half of 1995. These increases are primarily the result of interest received on funds invested at MK Gain.

         Interest expense for the second quarter of 1996 increased $1.4 million to $2.6 million compared to the second quarter of 1995. Interest expense for the first half of 1996 increased $1.9 million to $5.6 million compared to the first half of 1995. The increases are the result of increased borrowings under financing established for MK Gain and certain project financing at the Boise locomotive facility, in addition to increased interest expense on the Morrison Knudsen note payable.

         Other income of $765,000 in the second quarter of 1996 and $1.4 million in the first half of 1996 is the result of funds received through the Company's previously restructured investments in Argentina.

         A foreign exchange gain of $36,000 was realized in the second quarter of 1996 compared to a foreign exchange gain of $635,000 in the second quarter of 1995. A foreign exchange gain of $54,000 was realized in the first half of 1996 compared to a foreign exchange loss of $700,000 in the first half of 1995. The changes are a direct result of fluctuations in the valuation of the Mexican peso.

         Income tax expense for the second quarter of 1996 was $1.6 million compared to an income tax benefit of $2 million in the second quarter of 1995. Income tax expense for the first half of 1996 was $2.9 million compared to an income tax benefit of $1.9 million in the first half of 1995. The changes are a direct result of the increase in pre-tax income.

         Components Group
         For the three months ended June 30, l996, the Components Group's gross sales decreased by 2% to $39.7 million and operating income increased by 50% to $5.1 million compared to the three months ended June 30, 1995. For the six months ended June 30, l996, the Components Group gross sales decreased by 4% to $84.5 million and operating income increased by 23% to $11.3 million compared to the six months ended June 30, 1995. The sales decreases are principally the result of reduced sales to the Locomotive Group. The increases in operating income are primarily the result of the continued decrease in general and administrative expenses through the Company's restructuring plan, and improvement in gross margins.

         Locomotive Group
         For the three months ended June 30, 1996, the Locomotive Group's gross sales increased by 29% to $32.6 million and operating income increased by 170% to $2.5 million compared to the three months ended June 30, l995. For the six months ended June 30, l996, the Locomotive Group gross sales decreased 7% to $62.8 million and operating income increased 181% to $4.8 million compared to the six months ended June 30, l995. The increase in gross sales for the three months ended June 30, l996 is attributed to an increase in locomotive overhauls in the Boise locomotive facility and sales increases at MK Gain. The increase in operating profit for the three months ended June 30, l996 is attributed to improvement in gross margin at the Boise locomotive facility resulting from the increased sales volume and cost reductions through the Company's restructuring plan. In addition, gross margin improvement was realized at MK Gain. The decrease in gross sales for the six months ended June 30, l996 is primarily attributed to the completion of a large remanufacturing contract in the first quarter of 1995 which produced sales of $10.7 million. In addition, the Company's Australian operations, which were disposed of in July 1995, had sales of $1.8 million in the six months ended June 30, 1995. The increase in operating income is attributed to the improved operating results at the Boise locomotive facility and MK Gain, in addition to the disposition to the Company's Australian operations which had a $4.5 million operating loss in the six months ended June 30, l995.

         FINANCIAL CONDITION AND LIQUIDITY

         As part of its restructuring plan, the Company has taken actions to improve its liquidity and further reduce debt, including a reduction of overhead expense, the sale of non-essential assets, the closing and planned sale of its Mountaintop, Pa., locomotive facility and improved operating results.

         The Company's management believes its overall indebtedness continues to be lowered as planned and its financing is adequate to support its normal operations and capital spending requirements.

         The following table summarizes the net changes in cash flows:


                                                            Six Months Ended
                                                                 June 30,
                                                        -----------------------
                                                            1995         1996
                                                            ----         ----
                                                           (In thousands)
Net cash provided by (used in):
         Operating activities ......................      (24,701)       25,953
         Investing activities ......................       (4,410)        9,483
         Financing activities ......................       19,857       (37,320)
         Effect of exchange rates on cash ..........         (531)         --
                                                         --------      --------
Net decrease in cash and cash equivalents ..........     $ (9,785)     $ (1,881)
                                                         ========      ========

Cash and cash equivalents at end of period .........     $  2,674      $  3,815
                                                         ========      ========


         Net cash provided by operating activities totaled $25.9 million for the first half of 1996 compared to net cash used in operations of $24.7 million for the first half of 1995. The net cash provided by operations was primarily the result of the Company's net income of $5 million, advances from customers of $17.7 million and a decrease in inventories of $4.7 million. The Company had depreciation and amortization expense of $5 million during the first half of 1996.

         Net cash provided by investing activities totaled $9.5 million for the first half of 1996 compared to net cash used in investing activities of $4.6 million for the first half of 1995. The net cash provided by investing activities is principally the result of the sale of the locomotive lease fleet.

         Net cash used in financing activities totaled $37.3 million for the first half of 1996 compared to net cash provided by financing activities of $20.1 million for the first half of 1995. In the first half of 1996, the Company had net repayments under credit agreements of $37 million as a result of proceeds received from the sale of the lease fleet, advances received from project financing, cash transfers from MK Gain and the improved operating performance of the Company.

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

         In February 1995, certain of the current and former directors and officers of the Company and Morrison Knudsen Corporation ("Morrison Knudsen") were named as defendants in a complaint (the "Derivative Suit") filed in the District Court of the Fourth Judicial District of the State of Idaho in a derivative action brought by a stockholder on behalf of the Company and Morrison Knudsen. The complaint alleges, among other things, that the defendants intentionally and negligently breached their fiduciary duties to, abused their influence over and grossly mismanaged the Company and Morrison Knudsen.

         In September 1995, attorneys or representatives for all of the parties to the Derivative Suit entered into a memorandum of understanding in which they agreed to settle this litigation, which was subsequently formalized in a stipulation submitted to the court for approval. The final hearing on the Derivative Suit was held on May 21, 1996, at which time the court approved the terms of settlement.

         The settlement agreement for the Derivative Suit provides, among other things, that (i) all Board of Directors meetings will be held in Pittsburgh, Pennsylvania or other locations where there are significant Company facilities,
(ii) the proper location for the annual meetings of stockholders for 1996 and 1997 will be presumed to be in Pittsburgh, Pennsylvania, (iii) the annual meeting of stockholders for 1996 will be held within the time period required by Delaware law, (iv) unless the stockholders determine otherwise, the majority of the Company's Board will be comprised of persons who are not full-time employees of the Company or Morrison Knudsen, (v) the Compensation Committee (constituted solely of outside directors) shall approve all senior executive compensation,
(vi) subject to limited exceptions, the Company's Form 10-K, proxy statement and annual report to stockholders will disclose common membership of any Board members or members of their immediate families as officers or members of any governing board of any for-profit or not-for-profit organization, (vii) the Company will not make any payments to William J. Agee, formerly the Company's Chairman and Chief Executive Officer, and (viii) the Company's Chief Financial Officer shall present at all regularly scheduled Board meetings a report on the Company's financial condition.

         No admission of liability or wrongdoing was made by any party in the Derivative Suit.

         In December 1995, Morrison Knudsen, the Company and certain of Morrison Knudsen's directors and officers were named as defendants in a complaint (the "Pilarczyk Lawsuit") filed in the United States District Court for the Northern District of New York by plaintiffs who were principals in and/or held substantial stock in TMS, Inc. ("TMS"), a New York corporation acquired by Morrison Knudsen on December 30, 1992. The complaint alleges, among other things, violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, breach of contract, unjust enrichment, negligent misrepresentation and common law fraud during Morrison Knudsen's acquisition of TMS in 1992. Plaintiffs assert that the Company, which was not formed by Morrison Knudsen until 1993, is fully responsible for the acts of Morrison Knudsen as a transferee of its assets and as the successor in interest of Morrison Knudsen's locomotive business, including the business previously conducted by TMS. Moreover, plaintiffs claim that the Company is fully responsible for the acts of Morrison Knudsen under the "instrumentality rule," and that the Company aided and abetted Morrison Knudsen in its actions set forth in the complaint. However, the actions complained of occurred before the Company was formed. Furthermore, the Company did not assume such liabilities of Morrison Knudsen pursuant to any agreement between the Company and Morrison Knudsen.

         A motion to dismiss was filed in April 1996 on behalf of all defendants to the Pilarczyk Lawsuit. Counsel to the Company has advised that such counsel believes the causes of action in the Pilarczyk

Lawsuit relating to the Company are without merit and the Company expects that it will be successful on this motion, even if the suit is not dismissed as to all defendants. If the Company is successful, the Company intends to make appropriate requests to the court to seek to require the plaintiff to pay the Company's legal fees and costs.

         In June 1995, the Company was named as defendant in a complaint filed with the Idaho Human Rights Commission (the "Idaho Commission") and the Equal Employment Opportunity Commission by a female employee on behalf of herself and other women employed by the Company alleging discrimination based on sex in violation of Title VII of the Civil Rights Act of 1964, Title 57 of Chapter 59 of the Idaho Code and the Federal Equal Pay Act. The complaint asserts that the Company failed to pay women equally with males holding similar and comparable positions and that the Company failed to promote women equally with males who have equal or less qualifications. In December 1995, the plaintiff amended the complaint to include allegations of retaliatory discharge. In June 1996, the Idaho Commission announced that it had found no probable cause to believe that discrimination had occurred as alleged in the original complaint. Management of the Company believes that the claims in the original and amended complaints are without merit and plans to vigorously defend its position.

         On April 16, 1996, the Company filed suit in the United States District Court for the Central District of California, Western Division, against Samyoung (America), Inc. and Samyoung Machinery Industrial Co. (collectively, "Samyoung") alleging, inter alia, that Samyoung had delivered to the Company defective diesel engine assembly liners in breach of a contract between the Company and Samyoung. The Company claims to have suffered damages in excess of $1 million as a result of the alleged breach. Samyoung has denied that the liners were defective and has filed a counterclaim against the Company seeking recovery of $300,000 alleged to be due under the contract, plus interest, fees and costs, and damages in excess of $10 million for trade libel and interference with prospective economic relationships as a result of the Company's allegedly making false disparaging statements concerning the liners to rail customers and others. The Company believes that Samyoung's claims are without merit. The Company intends to vigorously prosecute its own claims and defend against Samyoung's counterclaims.

         In the ordinary course of its business, the Company is involved in litigation relating to its operations and products, which may include allegations as to safety and design, and labor and employment matters. Management of the Company believes that the outcome of lawsuits of this type currently pending will not have a material adverse effect on the consolidated operations or financial condition of the Company.

ITEM 2.                 CHANGES IN SECURITIES

            In October 1994, the Company and certain of its current and former officers and directors, the managing underwriters for the Company's April 1994 initial public offering of common stock, Morrison Knudsen and certain of its current and former officers and directors were named as defendants in two complaints (the "Class Action Suits") filed in the United States District Court for the District of Idaho, which suits were settled in March 1996. The approved settlement agreements for the Class Action Suits provided for, inter alia, the Company, at its election, to either contribute $1 million in cash to the plaintiffs or issue $1 million in redemption value of a new Class A Preferred Stock. In September 1995, pending its decision as to this election and court approval of the settlement terms of the Class Action Suits, the Company deposited 10,000 shares of Class A Preferred Stock into a joint settlement account. As previously disclosed, under certain circumstances, the Company was permitted to substitute a like number of shares of a new Class B Preferred Stock (having rights and preferences identical to those of the Class A Preferred Stock) for the Class A Preferred Stock. Effective as of May 15, 1996, the Company elected to contribute $1 million in cash to the plaintiffs. To effectuate this election, as previously contemplated, the Company issued 10,000 shares of Class B Preferred Stock to The Fidelity & Casualty Company of New York in consideration of $1 million, which was in turn paid to the plaintiff's to satisfy the Company's obligations to settle the Class Action Suits, and all of the previously issued shares of Class A Preferred Stock were simultaneously canceled.

         Effective as of January 19, 1996, the Board of directors of the Company adopted a Stockholder Rights Plan and declared that a dividend of one share purchase right ("Right") be distributed on each outstanding share of the Company's Common Stock to stockholders of record as of the close of business on January 30, 1996. The complete terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") dated January 19, 1996 between the Company and Chase Mellon Shareholder Services, L.L.C., formerly known as Chemical Mellon Shareholder Services, L.L.C. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series C Junior Participating Preferred Stock, par value $0.01 per share ("Preferred Stock"), or, in certain circumstances, shares of Common Stock, other securities, and/or cash or other property, at a purchase price of $16.00 per share of Preferred Stock (or, when applicable, Common Stock, securities, cash, and/or other property), subject to adjustment.

         On April 5, 1996, the Company entered into an Amendment to the Rights Agreement (the "First Amendment"). The First Amendment provides that certain creditors of Morrison Knudsen will not be deemed to be affiliates or associates of each other or of Morrison Knudsen (and thus will not be treated as having common ownership of the Company's common stock for purposes of calculating beneficial ownership under the Rights Agreement) solely by reason of any negotiations among such creditors and/or Morrison Knudsen in connection with a restructuring or reorganization of Morrison Knudsen. The First Amendment also confers upon the Company's Board of Directors exclusive authority to interpret and administer the Rights Agreement and to make all determinations deemed necessary or advisable for its administration, including a determination to redeem or not redeem the Rights, to exchange or not exchange the Rights or to supplement or amend the Rights Agreement.

         On June 20, 1996, the Company entered into a Second Amendment to the Rights Agreement (the "Second Amendment"). As a result of the Second Amendment, the Rights will be exercisable and will trade separately from the Company's common stock if a person or a group of persons becomes the beneficial owner of 15 percent or more of the Company's common stock (rather than 10 percent or more, as was previously provided), or if a person commences a tender offer or exchange offer, the consummation of which would result in such person being the beneficial owner of 15 percent or more of the common stock (rather than 10 percent or more, as was previously provided). The Second

Amendment also provides that a merger of Morrison Knudsen will not constitute a "change of control event" as defined in the Rights Agreement, provided certain conditions are satisfied, including prompt distribution of the Company's common stock. In addition, the Second Amendment permits the solicitation of votes and the voting with respect to the plan of reorganization of Morrison Knudsen and the execution of the Note Cancellation Agreement described in Note 5 to the consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         Exhibits:

3.1 Certificate of Designations of Class B Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on April 18, 1995).
4.1 Amendment to Rights Agreement dated as of April 5, 1996 between the Company and Chase Mellon Shareholder Services, L.L.C. (formerly Chemical Mellon Shareholder Services, L.L.C.) (incorporated by reference to the Company's Amendment No. 1 to Form 8-A/A filed with the Commission on April 25, 1996).
4.2 Second Amendment to Rights Agreement dated as of June 20, 1996 between the Company and Chase Mellon Shareholder Services, L.L.C. (incorporated by reference to the Company's Amendment No. 2 to Form 8-A/A filed with the Commission on July 3, 1996).
10.1 Note Cancellation and Restructuring Agreement dated as of June 20, 1996, by and among MK Rail Corporation, Morrison Knudsen Corporation, a Delaware corporation, and Morrison Knudsen Corporation, an Ohio corporation (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 3, 1996).
10.2 Stockholders Agreement dated as of June 20, 1996 between MK Rail Corporation and Morrison Knudsen Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 3, 1996).
10.3 Agreement for the Purchase and Sale of Assets dated June 27, 1996 by and among MK Rail Corporation, Alert Manufacturing & Supply Co. and All-State Industrial Rubber Co., Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 3, 1996).
10.4 Closing Agreement dated July 29, 1996 among the Company, Alert Manufacturing & Supply Co. and All-State Industrial Rubber Co., Inc.

Reports on Form 8-K

         During the quarter ended June 30, 1996, the Company did not file any Current Reports on Form 8-K with the Commission.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MK RAIL CORPORATION



                                         By:\s\ William D. Grab
                                            ----------------------
                                              William D. Grab
                                              Vice President, Controller and
                                              Principal Accounting Officer
Date:    July 31, 1996