Form 10-Q
period 1996-09-30
MK RAIL CORP
filed 1996-11-07
CIK 919563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         ------------

                         Commission file number 0-23802

                               MK RAIL CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           82-0461010
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


 1200 Reedsdale Street, Pittsburgh, PA                              15233
-------------------------------------                               -----
(Address of principal executive offices)                         (Zip Code)


                                 (412) 237-2250
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                               Outstanding at November 7, 1996
         -----                               -------------------------------
Common stock, $.01 par value                            17,562,793

                               MK RAIL CORPORATION
                      Quarterly Report on Form 10-Q for the
                 Three and Nine Months Ended September 30, 1996


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements                                PAGE


  Consolidated Statements of Operations for the Three and Nine
      Months Ended September 30, 1995 and 1996                                3

  Consolidated Balance Sheets at December 31, 1995
      and September 30, 1996                                                  4

  Condensed Consolidated Statements of Cash Flows for the Three
      and Nine Months Ended September 30, 1995 and 1996                       5

  Notes to Consolidated Financial Statements                                  6

Item 2.   Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                        15


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  19

Item 2.   Changes in Securities                                              21

Item 3.   Defaults upon Senior Securities                                    21

Item 4.   Submission of Matters to a Vote of Security Holders                21

Item 5.   Other Information                                                  21

Item 6.   Exhibits and Reports on Form 8-K                                   22

          Signature                                                         23

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MK RAIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED  SEPTEMBER  30, 1995 AND 1996
(Thousands of dollars except share data)

                                          (Unaudited)                 (Unaudited)
                                         Three Months Ended        Nine Months Ended
                                            September 30,           September 30,
                                       --------------------      --------------------

                                        1995          1996        1995         1996
                                        ----          ----        ----         ----

Sales ............................   $  57,189    $  69,046    $ 196,262    $ 205,282
Cost of sales ....................     (46,242)     (56,291)    (165,641)    (165,894)
                                       -------      -------     --------     --------

Gross profit .....................      10,947       12,755       30,621       39,388

General and administrative expense     (11,277)      (8,278)     (33,658)     (24,106)
Unusual items ....................        (125)        --         (2,974)        --
                                       -------      -------     --------     --------

Operating income (loss) ..........        (455)       4,477       (6,011)      15,282

Interest income ..................         316          418          614        1,661
Interest expense .................      (2,633)      (1,345)      (6,427)      (6,992)
Other income .....................        --             13         --          1,461
Gain on sale of assets ...........        --            465         --            465
Foreign exchange gain (loss) .....        (352)         118       (1,052)         172
                                        -------      -------     --------     --------


Income (loss) before income taxes       (3,124)       4,146      (12,876)      12,049
Income tax benefit (expense) .....         (88)      (1,558)       1,775       (4,440)
                                        -------      -------     --------     --------


Net income (loss) ................   $  (3,212)   $   2,588    $ (11,101)   $   7,609
                                     =========    =========    =========    =========



Weighted average shares outstanding  17,153,547  17,562,793   17,150,512    17,562,79

Earnings (loss) per share            $     (.19)  $     .15   $     (.65)   $     .43
Dividends per share                          -           -           .04           -





    The accompanying notes are an integral part of the financial statements.



MK RAIL CORPORATION
CONSOLIDATED BALANCE SHEETS
At December 31, 1995 and September 30, 1996
(Thousands of dollars  except share data)

                                                                    (Unaudited)
                                                  December 31,     September 30,
ASSETS                                                1995              1996
                                                   ------------    ------------
Current Assets:
Cash and cash equivalents                          $      5,696    $      1,753
Receivables from customers:
Billed, net of allowance for doubtful
accounts of $531 and $416, respectively                  29,684          34,055
Unbilled                                                  3,922           1,362
Inventories                                              99,459          90,991
Deferred income taxes                                     1,082           1,063
Assets held for sale                                       --               369
Other current assets                                      2,903           4,088
                                                   ------------    ------------
Total current assets                                    142,746         133,681
Locomotive lease fleet, net                              14,840           4,151
Property, plant and equipment:
Land                                                      1,193           1,193
Buildings and improvements                               46,405          47,250
Machinery and equipment                                  37,160          39,807
                                                   ------------    ------------
Property, plant and equipment - cost                     84,758          88,250
Less - Accumulated depreciation                         (38,011)        (43,456)
                                                   ------------    ------------
Property, plant and equipment - net                      46,747          44,794
Underbillings                                            10,328          15,600
Deferred income taxes                                    27,530          18,347
Goodwill and other intangibles                           27,789          25,377
Other                                                    10,968          10,672
                                                   ------------    ------------
Total assets                                       $    280,948    $    252,622
                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt                  $        978    $      3,461
Current portion of note payable
to Morrison Knudsen                                      10,440            --
Accounts payable:
Trade                                                    18,509          20,281
Morrison Knudsen                                          2,348            --
Accrued expenses and
other current liabilities                                33,271          35,521
Income taxes payable                                        249             315
Revolving credit agreement                               59,847          31,576
Advances from customers                                    --            11,864
                                                   ------------    ------------
Total current liabilities                               125,642         103,018
Long-term debt                                            7,198          20,893
Note payable to Morrison Knudsen                         41,655            --
Commitments and contingencies                             9,299           8,910
Other                                                     1,602           1,692
                                                   ------------    ------------
Total liabilities                                       185,396         134,513
                                                   ------------    ------------


Redeemable Preferred Stock, par value
$.10 per share, authorized 10,000,000
shares, redemption price $100 per share;
issued 10,000 shares Class A, at
December 31, l995, issued 10,000 shares
Class B at September 30, 1996                             1,025           1,037
                                                   ------------    ------------
Stockholders' Equity:

Common Stock, par value $.01 per share,
authorized 55,000,000 shares;
issued 17,562,793 shares                                    176             176
Additional paid-in capital                              186,681         201,578
Deficit                                                 (87,107)        (79,510)
Cumulative translation adjustments, net of tax           (5,105)         (5,105)
Deferred compensation                                      (118)            (67)
                                                   ------------    ------------
Total stockholders' equity                               94,527         117,072
                                                   ------------    ------------

Total liabilities and stockholders' equity         $    280,948    $    252,622
                                                   ============    ============




    The accompanying notes are an integral part of the financial statements.


MK RAIL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
(Thousands of dollars)


                                                                              (Unaudited)
                                                               ----------------------------------------------
                                                                 Three Months Ended     Nine Months Ended
                                                                    September 30,          September 30,
                                                               ----------------------- ----------------------
                                                                    1995        1996        1995        1996
                                                               ----------   ---------- ----------   ---------
Operating Activities
Net income (loss)                                              $   (3,212)  $   2,588  $  (11,101)  $   7,609
                                                               ----------   ---------- ----------   ---------

Adjustments to reconcile net income
(loss) to net cash (used in) provided by
operating activities:
Depreciation                                                        2,109       2,084       6,457       5,369
Amortization                                                          927         833       2,750       2,540
Gain on sale of assets                                               --          (465)       --          (465)
Receivables from customers                                          6,639       1,721       8,765      (3,641)
Inventories                                                         1,472       1,884     (12,503)      6,575
Underbillings                                                      (3,478)       (258)     (6,373)     (5,272)
Accounts payable and accrued expenses                              (9,791)      4,153     (14,373)      4,899
Advances from customers                                              --        (5,807)       --        11,864
Other, net                                                           (114)        595      (3,771)      3,803
                                                               ----------   ---------- ----------   ---------
Net cash (used in) provided by operating activities                (5,448)      7,328     (30,149)     33,281
                                                               ----------   ---------- ----------   ---------


Investing Activities
Additions to property, plant and equipment                         (2,224)     (2,053)     (6,747)     (3,366)
Proceeds from (additions to) locomotive lease fleet, net           (4,454)         15      (5,363)     10,071
Proceeds from sale of assets                                         --         3,762        --         3,762
Other, net                                                            575        (357)      1,597         386
                                                               ----------   ---------- ----------   ---------
Net cash (used in) provided by investing activities                (6,103)      1,367     (10,513)     10,853
                                                               ----------   ---------- ----------   ---------
Decrease (increase) in intangibles                                    212        (130)       --          (350)
Dividends paid                                                       --          --        (1,372)       --
Payments of long-term debt                                           (394)       (301)       (551)       (352)
Change in payable to Morrison Knudsen                                --       (35,634)     11,733     (35,634)
Net borrowings (repayments) under credit agreements                 9,240      25,308      19,105     (11,741)
                                                               ----------   ---------- ----------   ---------
Net cash (used in) provided by financing activities                 9,058     (10,757)     28,915     (48,077)
Effect of exchange rates on cash                                      941        --           410        --
                                                               ----------   ---------- ----------   ---------
Net decrease in cash and cash equivalents                          (1,552)     (2,062)    (11,337)     (3,943)
Cash and cash equivalents at beginning of period                    2,674       3,815      12,459       5,696
                                                               ----------   ---------- ----------   ---------
Cash and cash equivalents at end of period                     $    1,122   $   1,753  $    1,122   $   1,753
                                                               ==========   =========  ==========   =========


Supplemental Disclosures of Cash Flow Information
Interest paid                                                  $    2,170   $     716  $    4,110   $     989
Income taxes paid, net                                                 31         121         204         182
Reduction of payable to Morrison Knudsen:
Payable to Morrison Knudsen                                          --        18,800      29,500      18,800
Paid-in capital                                                      --       (14,900)    (18,600)    (14,900)
Deferred taxes                                                     (3,900)    (10,900)     (3,900)
Issuance of equity securities to settle obligation:
Preferred stock                                                      --          --        (1,000)       --
Common Stock                                                         --          --            (5)       --
Paid-in capital                                                      --          --        (2,995)       --
Commitments and contingencies                                        --          --         4,000        --


     The accompanying notes are an integral part of thefinancial statements.

MK RAIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

       The accompanying consolidated financial statements include the accounts of MK Rail Corporation (the "Company") and its majority-owned subsidiaries.

       The Company was formed in April 1993 as a wholly-owned subsidiary of Morrison Knudsen Corporation ("Morrison Knudsen"). The Company acquired certain assets of the Rail Systems Group of Morrison Knudsen, including the Locomotive Division, which have been included in the financial statements for all periods presented on a pooling-of-interests basis. On April 26, 1994, the Company commenced an initial public offering ("IPO") of 6,000,000 shares of its common stock at an offering price of $16 a share which decreased Morrison Knudsen's interest in the Company to 65%. Such interest was reduced to 63% as a result of a litigation settlement. Effective as of September 11, 1996 as part of its bankruptcy plan, Morrison Knudsen distributed its 63% ownership in the Company to its creditors and certain of its current stockholders. As such, Morrison Knudsen is no longer a stockholder in the Company.

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

       Revenues recognized on long-term maintenance contracts are based upon a percentage of the expected gross margin. Under the terms of the maintenance contracts, significant costs are incurred in the early years (for locomotive overhauls and fleet normalization), while payments from the customers remain relatively constant throughout the life of the contract. By using a percentage of the expected gross margin to recognize revenues under the maintenance contracts, appropriate consideration is given to the risks associated with the contracts. Costs and estimated earnings in excess of billings ("Underbillings") on contracts in progress are recorded on the consolidated balance sheet and are classified as current or non-current based upon the expected timing of their realization or liquidation.

       Remanufactured locomotives are warranted for a period from one to three years, and component parts are warranted for a period from one to four years. Additionally, the Company provides an overhaul reserve on locomotives. Estimated costs for product warranty are recognized at the time the products are sold. Overhaul reserves are recorded on a straight-line basis over the period of time from acquisition of the locomotive to the estimated date of the related overhaul. Warranty and overhaul reserves of $4.4 million and $6.3 million at December 31, 1995 and September 30, 1996, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.

       In March 1995, Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") was issued. SFAS 121 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS 121 as of January 1, 1996. The adoption of SFAS 121 had no impact on the financial condition of the Company.

       In October 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company adopted SFAS 123 as of January 1, 1996. As permitted by SFAS 123 the Company will continue to apply APB Opinion 25 and related Interpretations in accounting for its plans.

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

       The unaudited consolidated financial statements included herein reflect all adjustments consisting of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim period. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

       The consolidated statements of operations have been re-formatted to include a gross profit caption. In addition, general and administrative expense now reflects total costs of corporate, sudsidiaries and divisions. In previous reporting, general and administrative expense represented only corporate expenses, with subsidiary and division general and administrative expenses included in cost of sales. All periods shown reflect this re-formatting change.

       The interim consolidated financial statements for the nine months ended September 30, 1995 have been restated for certain accounting adjustments.

2.     Divestitures

Power Parts Sign Company
       On October 25, 1996, the Company sold substantially all of the assets of the Company's Power Parts Sign Company subsidiary to RI-DEL MFG. INC. ("RI-DEL") for $1.3 million subject to certain post-closing adjustments and the assumption by RI-DEL of certain trade payables of Power Parts Sign Company. The assets of Power Parts Sign Company, net of applicable liabilities, have been reclassified as assets held for sale in the consolidated balance sheet at September 30, 1996.

Alert Manufacturing and Supply Co.
       On July 26, 1996, the Company sold substantially all of the assets of the Company's Alert Manufacturing and Supply Co. ("Alert") to All-State Industrial Rubber Co., Inc. ("All-State") for a purchase price of $3.9 million after closing adjustments and subject to certain post-closing adjustments, and the assumption by All-State of trade payables of Alert in an amount not to exceed $750,000.

Morrison Knudsen of Australia Limited


       On July 6, 1995, the Company completed the sale of Morrison Knudsen Corporation of Australia Limited ("MKA"), its Australian operations. Under the terms of the agreement with Morrison Knudsen dated September 15, 1995, the Company (i) transferred to MKA certain locomotive assets, (ii) assigned all of the common stock of MKA to Morrison Knudsen, (iii) discharged all of MKA's indebtedness to the Company and (iv) granted to MKA an exclusive three-year distributorship for the Company's products in Australia, New Zealand and Malaysia, subject to the satisfaction of certain volume requirements. In consideration, the Company received a nominal cash payment and $3 million in liquidation value of MKA's redeemable preferred stock bearing a 9% cumulative dividend. Due to the business uncertainties associated with MKA, the Company has valued this stock at zero.

3.     Inventories

       Inventories consist of the following:

                                                                  (Unaudited)
                                              December 31,        September 30,
                                                 1995                 1996
                                                 ----                 ----
                                                      (In thousands)
Raw materials                                   $74,251            $58,933
Work in progress                                 14,279             19,826
Finished goods                                   10,929             12,232
                                                 ------             ------

                                                $99,459            $90,991
                                                =======            =======




       Approximately $37.4 million and $36.9 million of total inventories at December 31, 1995 and September 30, 1996, respectively, were valued on the LIFO cost method. The excess current replacement cost of these inventories over the stated LIFO value was $3.6 million and $3.8 million at December 31, l995 and September 30, 1996, respectively. Two of the Company's domestic subsidiaries value inventory on the LIFO basis.

4.     Indebtedness

       On September 30, 1994, the Company and several of its domestic subsidiaries entered into a $50 million Revolving Credit and Letter of Credit Facility and Receivables Purchase Agreement (the "Facility") with a domestic bank. Amounts due under the Facility were repaid and the Facility was terminated on August 31, 1995.

       On August 31, 1995, the Company and its domestic subsidiaries entered into a $75 million Loan and Security Agreement with BankAmerica Business Credit ("BABC"). On September 10, 1996, the Company and its domestic subsidiaries entered into the Amended and Restated Loan and Security Agreement (the "Loan Agreement") with BABC. Under the Loan Agreement, the Company has available $67 million in revolving loans and has entered into an $8 million term loan. Principal outstanding under the revolving loan is due August 31, 1999. Principal outstanding under the term loan is payable in 35 monthly installments of $133,333 commencing October 1, 1996, with the remaining balance due August 31, 1999. In addition to the monthly installments under the term loan, the Company may be required to make additional payments based on 50% of the Company's excess cash flow, as defined in the Loan Agreement, or out of the proceeds from the sale of certain assets. Outstanding borrowings are subject to interest, payable monthly, at the bank's Base Rate (8.25% at September 30, 1996), as defined in the Loan

Agreement, plus a Base Rate Margin of 1.5%. Upon meeting certain financial ratios as defined in the Loan Agreement, the Company may elect to lower its Base Rate Margin or convert outstanding borrowings, in amounts not less than $5 million, and in increments of $1 million in excess thereof, into LIBOR Rate Loans. The LIBOR Rate Loans bear interest at LIBOR plus a LIBOR Margin of 3.0% with interest due in periods ranging from one to six months. The LIBOR Margin can be adjusted downward based on the Company meeting certain financial ratios. The Company pays a monthly fee of .25% per annum on the unused portion of the loan amount. Available advances under the Loan Agreement are based on the amount of eligible accounts receivable, inventory and certain other assets. Borrowings under the facility are secured by substantially all of the domestic inventory, accounts receivable, property, plant and equipment, and certain other assets of the Company and its domestic subsidiaries. Interest is not paid in cash but added to the balance outstanding. The balance outstanding, including the term loan, at December 31, 1995 and September 30, 1996 was $59.8 million and $39.6 million, respectively.

       In November 1995, the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus on issue number 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement" ("EITF 95-22"). In accordance with EITF 95-22 the Company has classified the balance of the revolving loans due under the Loan Agreement as current. At December 31, 1995 and September 30, 1996, the Company had $3.1 million and $16.4 million, respectively, of unused borrowing capacity under the Loan Agreement.

       The Loan Agreement provides for a maximum of $10 million of letters of credit, of which approximately $3.4 million and $4.2 million was outstanding at December 31, 1995 and September 30, 1996, respectively. The Company pays a monthly fee of 1.5% per annum on the undrawn amount of outstanding letters of credit.

       The loan agreement provides certain restrictive covenants, including attaining a minimum consolidated tangible net worth, fixed charge coverage, limitations on capital expenditures, restrictions on the payment of dividends and other financial covenants.

       On July 6, 1995, the Company's Mexican subsidiary, MK Gain S.A. de C.V. ("MK Gain"), entered into a $30 million Loan Agreement (the "Agreement") with Bancomer, S.A. ("Bancomer"), a Mexican bank. Under this Agreement, Bancomer will advance up to $30 million to finance 85% of the purchase price of U.S.-manufactured locomotive parts and components exported to Mexico for use in the overhaul of locomotives in connection with the Mexican National Railway contract. Each advance under the Agreement is subject to interest at the Funding Rate (5.6875% to 6.375% at September 30, 1996), as defined in the Agreement plus 2.5%. The Canadian Imperial Bank of Commerce ("CIBC") has agreed to fund Bancomer in connection with this transaction. The Export-Import Bank of the United States ("Eximbank") has issued a credit guarantee which covers repayment risk between Bancomer and CIBC. Upon funding, Eximbank receives an Exposure Fee equal to 4.14% of each advance under the Agreement.

       Advances under the Agreement are being drawn over a period of up to 36 months as documents evidencing MK Gain's receipt of U.S. exports are presented to the satisfaction of Bancomer, CIBC and Eximbank. Principal and interest payments on each advance are to be made in 10 semi-annual installments due on May 15 and November 15 of each year with interest payments beginning May 15, 1996 and principal payments beginning November 15, 1996. Additionally, MK Gain may be required to pay a semi-annual Success Fee equal to 5.56% of Net After-Tax Cash Flow, as defined in the Agreement (no Success Fee was due or had been paid as of September 30, 1996). The Agreement provides for a prepayment penalty under certain circumstances. The balance outstanding at December 31, 1995 and September 30, 1996 was $6 million and $14.5 million, respectively. Maturities under the Agreement are as follows:
1996 - $1,453,000; 1997 to 2000 -$2,906,000; 2001 - $1,453,000.

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

       In connection with the Agreement, MK Gain entered into an Irrevocable Investment, Administration and Payment Trust Agreement ("Trust Agreement") with a Mexican multiple banking institution ("Trustee"). Pursuant to the Trust Agreement, all moneys received from the Mexican National Railway contract are to be deposited into the Trust. The Trustee is required to maintain a Reserve Fund within the Trust with an average balance equal to the greater of 10% of the outstanding loan balance under the Agreement, or the aggregate of all amounts of principal and interest due and payable within 150 days following the date on which the balance of the Reserve Fund is determined, multiplied by 1.5. On a monthly basis, funds held in the Trust will be disbursed by the Trustee to pay required debt service, taxes and any fees or expenses due to the Trustee or other third parties. Once required payments have been made, any remaining amounts in excess of the Reserve Fund requirements are returned to MK Gain. Amounts held in trust at the balance sheet date are classified as restricted cash and have been included in other non-current assets in the accompanying consolidated balance sheets at December 31, 1995 and September 30, 1996.

       At December 31, 1995 and September 30, 1996, a domestic subsidiary of the Company had debt obligations in the amount of $2.2 million and $1.8 million, respectively. These obligations consist primarily of Industrial Revenue Bonds ("IRB") for the construction of manufacturing buildings and acquisition of equipment in the amount of $1.6 million in 1995 and $1.9 million in 1994, and bear interest at rates ranging from 4.5% to 10%. Maturities under these obligations are as follows: 1996 - $26,500; 1997 - $410,800; 1998 - $443,800;
1999 - $477,400; 2000 - $470,500.

       Total maturities under long-term obligations are as follows: 1996 - $1,879,500; 1997 - $4,916,800; 1998 - $4,949,800; 1999 - $7,783,400; 2000 -
$3,376,500; 2001 - $1,453,000.

5.     Related Party Transactions

       As  of  December  31,  1995  and  September   30,  1996,   the  Company's
indebtedness to Morrison Knudsen was $54.4 million and zero, respectively.

       On June 15, 1995, the Company and Morrison Knudsen entered into an agreement under which the Company's amount of indebtedness was reduced by $29.5 million (from $81.7 million as of May 31, 1995 to $52.2 million).

       The $52.2 million original balance of the indebtedness was evidenced by an unsecured promissory note, due May 31, 2000, bearing interest at the prime rate. On September 10, 1996, the Company repurchased for $34.6 million all of the debt of the Company owed to Morrison Knudsen. The amount of the debt outstanding as of the date of repurchase, including accrued interest, was $57.3 million. This repurchase was effected pursuant to a Note Cancellation and Restructuring Agreement dated June 20, 1996 by and among the Company and Morrison Knudsen, as amended as of July 25, 1996 (the "Note Cancellation Agreement"). The effect of this transaction was an increase to Paid in Capital of $14.9 million, a decrease in the Deferred Tax asset of $3.9 million and a reduction in amounts due to Morrison Knudsen of $57.3 million.

       The Company leases facilities from certain former directors and officers of the Company. Lease payments, including utilities, totaled $705,000 and $825,000 for the nine months ended September 30, 1995 and 1996, respectively.

       The Company incurred $2.8 million and $1.6 million of legal fees and expenses for the nine months ended September 30, 1995 and 1996, respectively, from a firm in which an officer of the Company is a shareholder. This individual ceased to be an officer of the Company on October 1, 1996.


6.     Redeemable Preferred Stock

       In October 1994, the Company and certain of its current and former officers and directors, the managing underwriters for the Company's April 1994 initial public offering of common stock, Morrison Knudsen and certain of its current and former officers and directors were named as defendants in two complaints (the "Class Action Suits") filed in the United States District Court for the District of Idaho, which suits were settled in March 1996. The approved settlement agreements for the Class Action Suits provided for, inter alia, the Company, at its election, to either contribute $1 million in cash to the plaintiffs or issue $1 million in redemption value of a new Class A Preferred Stock. In September 1995, pending its decision as to this election and court approval of the settlement terms of the Class Action Suits, the Company deposited 10,000 shares of Class A Preferred Stock into a joint settlement account. Under certain circumstances, the Company was permitted to substitute a like number of shares of a new Class B Preferred Stock (having rights and preferences identical to those of the Class A Preferred Stock) for the Class A Preferred Stock. Effective as of May 15, 1996, the Company elected to contribute $1 million in cash to the plaintiffs. To effectuate this election, as previously contemplated, the Company issued 10,000 shares of Class B Preferred Stock to The Fidelity & Casualty Company of New York in consideration of $1 million, which was in turn paid to the plaintiffs to satisfy the Company's obligations to settle the Class Action Suits, and all of the previously issued shares of Class A Preferred Stock were simultaneously canceled.

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

       In October 1996, the Company announced its intention to retire the $1 million of Class B Preferred Stock, including accumulated dividends. The retirement will be funded primarily out of the proceeds from the sale of the Company's Power Parts Sign Company subsidiary.

7.     Commitments and Contingencies

       The Company has commitments and performance guarantees arising from locomotive remanufacturing contracts and maintenance agreements, and warranties from the sale of new locomotives, remanufactured locomotives and locomotive components.

Environmental: The Company is subject to a RCRA Part B Post Closure Permit (the "Permit") issued by the Environmental Protection Agency and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Company's Boise Locomotive facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate undiscounted costs to be incurred over the next 25 years, adjusted for inflation at 3% per annum, to be $5.1 million, based on the Permit's Corrective Action Plan, and $4.4 million for contingent additional Permit compliance requirements related to off-site groundwater contamination. The discounted liability at September 30, 1996, using a discount rate of 6.5%, was $2.1 million based on the Permit's Corrective Action Plan, and $1.9 million for contingent additional Permit compliance requirements related to off-site groundwater contamination. The estimated outlays for each of the five succeeding years from 1996 to 2000 are: $245,000, $253,000, $260,000, $268,000
and $317,000. The Company was in compliance with the Permit at December 31, 1995 and September 30, 1996.

Legal Proceedings: In December 1995, Morrison Knudsen, the Company and certain of Morrison Knudsen's directors and officers were named as defendants in a complaint (the "Pilarczyk Lawsuit") filed in the United States District Court for the Northern District of New York by plaintiffs who were principals in and/or held substantial stock in TMS, Inc. ("TMS"), a New York corporation acquired by Morrison Knudsen on December 30, 1992. The complaint alleges, among other things, violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, breach of contract, unjust enrichment, negligent misrepresentation and common law fraud during Morrison Knudsen's acquisition of TMS in 1992. Plaintiffs assert that the Company, which was not formed by Morrison Knudsen until 1993, is fully responsible for the acts of Morrison Knudsen as a transferee of its assets and as the successor in interest of Morrison Knudsen's locomotive business, including the business previously conducted by TMS. Moreover, plaintiffs claim that the Company is fully responsible for the acts of Morrison Knudsen under the "instrumentality rule," and that the Company aided and abetted Morrison Knudsen in its actions set forth in the complaint. However, the actions complained of occurred before the Company was formed. Furthermore, the Company did not assume such liabilities of Morrison Knudsen pursuant to any agreement between the Company and Morrison Knudsen.

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

       In June 1995, the Company was named as defendant in a complaint filed with the Idaho Human Rights Commission (the "Idaho Commission") and the Equal Employment Opportunity Commission by a female employee on behalf of herself and other women employed by the Company alleging discrimination based on sex in violation of Title VII of the Civil Rights Act of 1964, Title 57 of Chapter 59 of the Idaho Code and the Federal Equal Pay Act. The complaint asserts that the Company failed to pay women equally with males holding similar and comparable positions and that the Company failed to promote women equally with males who have equal or less qualifications. In December 1995, the plaintiff amended the complaint to include allegations of retaliatory discharge. In June 1996, the Idaho Commission announced that it had found no probable cause to believe that discrimination had occurred as alleged in the original complaint. The Idaho Commission continues to investigate the plaintiff's allegations of retaliatory discharge as alleged in the amended complaint. Management of the Company believes that the claims in the original and amended complaints are without merit and plans to vigorously defend its position.

       On April 16, 1996, the Company filed suit in the United States District Court for the Central District of California, Western Division, against Samyoung (America), Inc. and Samyoung Machinery Industrial Co. (collectively, "Samyoung") alleging, inter alia, that Samyoung had delivered to the Company defective diesel engine assembly liners in breach of a contract between the Company and Samyoung. The Company claims to have suffered damages in excess of $1 million as a result of the alleged breach. Samyoung has denied that the liners were defective and has filed a counterclaim against the Company seeking recovery of $300,000 alleged to be due under the contract, plus interest, fees and costs, and damages in excess of $10 million for trade libel and interference with prospective economic relationships as a result of the Company allegedly making false disparaging statements concerning the liners to rail customers and others. The Company believes that Samyoung's claims are without merit. The Company intends to vigorously prosecute its own claims and defend against Samyoung's counterclaims.

       In October 1996, the Company received a subpoena to produce documents related to the investigation of the Securities and Exchange Commission (the "Commission") pursuant to an order captioned "In the Matter of Morrison Knudsen Corporation". The documents requested relate principally to activities of the Company during the period in which it was owned or controlled by Morrison Knudsen, including prior to the public offering of the Company's securities in April 1994, and meetings of the Company's Board and committees of the Board through June 1995. The Company intends to cooperate fully with the Commission in its investigation of Morrison Knudsen.

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


                                         Non-
                                       Employee     Incentive        Option Price
                                       Directors       Plan            Range per
                                        Options       Options             Share
                                        -------       -------             -----
                                                                      Low        High
                                                                      ---        ----
December 31, 1995, outstanding            36,000     1,235,000    $   4.44   $   16.00
Granted                                   12,000       372,500    $   0.00   $    3.81
Canceled                                 (12,000)     (337,500)   $   4.44   $   16.00
                                         -------      --------    --------   ---------
September 30, 1996, outstanding           36,000     1,270,000    $   0.00   $   16.00
                                         =======     =========    ========   =========


       The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. The compensation cost that has been charged against income for those plans was $432,100 and $44,700 for the nine-month periods ended September 30, 1996 and 1995, respectively. Compensation cost for the Company's plans based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123 is immaterial.

       At the October 30,1996 Annual Meeting of Stockholders, the Incentive Plan was ammended to increase the maximum number of shares which may be issued by 1 million shares. The Non-Employee Directors Plan was amended to increase the maximum number of shares which may be issued by 50,000 shares.

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

       In 1996, the Company initiated a restructuring plan designed to return the Company to profitability by cutting costs and reducing debt, in part by selling non-essential assets. Accordingly, through the first nine months of 1996 the Company has reduced its general and administrative expenses by approximately 28% and reduced corporate debt by 53%, primarily through the sale of non-core assets, the repurchase of debt at a discount, and by generating cash from operations. The Company has recorded net income of $7.6 million, or 43 cents per share, through the first nine months of the year.

       Although the Company's restructuring plan has been successful to date, there can be no assurance that the Company's future results will be similar to its results in the first nine months of the year. The following factors could have a negative impact on the Company's results of operations: a decrease in rail traffic, a reduction in railroads' capital and maintenance spending plans for their locomotive fleets, increased competition in the locomotive or locomotive components segments, the currency fluctuations in Mexico, technological developments that render existing industry technology obsolete, the privatization of the Mexican National Railways, consolidation in the U.S. Railroad industry, the Company's inability to maintain profit margins on existing contracts, adverse general economic conditions, or changes in laws or regulations affecting the industry.

       RESULTS OF OPERATIONS

Consolidated Operations

       Net sales increased 21% to $69 million in the third quarter of 1996 from $57.2 million in the third quarter of 1995. The increase is primarily due to a 63% increase in sales in the Locomotive Group as a result of the sale of switcher locomotives under contract. Net sales increased 5% to $205.3 million in the first nine months of 1996 from $196.3 million in the first nine months of 1995. The increase is attributed to the increased sales in the Locomotive Group resulting from the sale of switcher locomotives, partially offset by the completion of a large remanufacturing contract in the Locomotive Group in the first quarter of 1995.

       Cost of sales as a percentage of sales was 81.5% for the third quarter of 1996 compared to 80.9% for the third quarter of 1995, resulting in gross profit margins of 18.5% and 19.1%, respectively. The decrease in gross profit margin is primarily attributed to the sale of non-core assets and the write down of slow-moving inventory at one of the Company's subsidiaries. Cost of sales as a percentage of sales was 80.8% for the first nine months of 1996 compared to 84.4% for the first nine months of 1995, resulting in gross profit margins of 19.2% and 15.6%, respectively. The increase in gross profit margin is primarily the result of the disposition of the Company's Australian operations, which had a $4.5 million loss in the first nine months of 1995, and improved operating results at the Boise Locomotive facility and in the Components Group through cost reductions in accordance with the Company's restructuring plan.

       General and administrative expenses for the third quarter of 1996 decreased 27% to $8.3 million from $11.3 million in the third quarter of 1995. General and administrative expenses for the first nine months of 1996 decreased 28% to $24.1 million from $33.7 million in the first nine months of 1995.

       The decreases are primarily attributed to costs reductions realized as a result of the Company's restructuring plan and to the elimination of $3.2 million of costs incurred in the first nine months of 1995 associated with the decision of Morrison Knudsen to sell its ownership in the Company.

       Interest income for the third quarter of 1996 increased $102,000 to $418,000 compared to the third quarter of 1995. Interest income for the first nine months of 1996 increased $1 million to $1.7 million compared to the first nine months of 1995. These increases are primarily the result of interest received on funds invested at MK Gain.

       Interest expense for the third quarter of 1996 decreased $1.3 million to $1.3 million compared to the third quarter of 1995. This decrease is attributed to the buy back of the note payable to Morrison Knudsen which occurred during the quarter. Interest expense for the first nine months of 1996 increased $565,000 to $7 million compared to the first nine months of 1995. This increase is the result of increased borrowings under financing established for MK Gain, certain project financing at the Boise Locomotive facility, and increased interest expense on the Morrison Knudsen note payable through the date of repurchase.

       Other income totaling $1.5 million for the first nine months of 1996 is the result of funds received through the Company's previously restructured investments in Argentina.

       The gain on the sale of assets is the result of net sale proceeds in excess of net assets sold associated with the sale of Alert.

       A foreign exchange gain of $118,000 was realized in the third quarter of 1996 compared to a foreign exchange loss of $352,000 in the third quarter of 1995. A foreign exchange gain of $172,000 was realized in the first nine months of 1996 compared to a foreign exchange loss of $1.1 million in the first nine months of 1995. The changes are a direct result of fluctuations in the valuation of the Mexican peso.

       Income tax expense for the third quarter of 1996 was $1.6 million compared to income tax expense of $88,000 in the third quarter of 1995. Income tax expense for the first nine months of 1996 was $4.4 million compared to an income tax benefit of $1.8 million in the first nine months of 1995. The changes are a direct result of the increase in pre-tax income.

Components Group

       For the three months ended September 30, 1996, the Components Group's gross sales decreased by 2% to $36 million and operating income decreased 5% to $3.4 million compared to the three months ended September 30, 1995. The decrease in sales is primarily attributed to the sale of Alert, which contributed $533,000 in sales in the third quarter of 1996 compared to $2.7 million in sales in the third quarter of 1995. The decrease in operating income is primarily attributed to $513,000 incurred to write down slow-moving inventory at Motor Coils.

       For the nine months ended September 30, 1996, the Components Group gross sales decreased 3% to $120.5 million and operating income increased 16% to $14.7 million compared to the nine months ended September 30, 1995. The decrease in sales is primarily attributed to the sale of Alert which contributed $5.7 million in sales in the first nine months of 1996 compared to $8.5 million in sales in the first nine months of 1995. The increase in operating income is primarily the result of the continued decrease in general and administrative expenses through the Company's restructuring plan.

Locomotive Group

       For the three months ended September 30, 1996, the Locomotive Group's gross sales increased 63% to $41.4 million and operating income increased 1,078% from a loss of $365,000 to income of $3.6 million when compared to the three months ended September 30, 1995. For the nine months ended September 30, 1996 the Locomotive Group's gross sales increased 12% to $104.1 million and operating income increased 234% from a loss of $6.3 million to income of $8.4 million compared to the nine months ended September 30, 1995. The increases in gross sales during both periods are attributed to increased locomotive overhauls and the sale of switcher locomotives. The increase in operating income during both periods is attributed to improvements in gross profit margins at the Boise Locomotive facility resulting from the increased sales volume, and cost reductions realized through the Company's restructuring plan. In addition, the Company's Australian operations, which were disposed of in July 1995, had sales of $1.8 million and an operating loss of $4.5 million in the first nine months of 1995.

       FINANCIAL CONDITION AND LIQUIDITY

       As part of its restructuring plan, the Company took actions to improve its liquidity and further reduce debt, including the reduction of overhead expense, the sale of non-essential assets and the closing and planned sale of its Mountaintop, Pa., locomotive facility. In addition, the Company has improved its operating results.

       The Company's management believes that its financing is adequate to support its normal operations and capital spending requirements.

       The following table summarizes the net changes in cash flows:


                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                            1995          1996
                                                         --------      --------
                                                             (In thousands)
Net cash provided by (used in):
Operating activities                                     $(30,149)     $ 33,281
Investing activities                                      (10,513)       10,853
Financing activities                                       28,915       (48,077)
Effect of exchange rates on cash                              410          --
                                                         --------      --------
Net decrease in cash and cash equivalents                $(11,337)     $ (3,943)
                                                         --------      --------
Cash and cash equivalents at end of period               $  1,122      $  1,753
                                                         ========      ========


       Net cash provided by operating activities totaled $33.3 million for the first nine months of 1996 compared to net cash used in operations of $30.1 million for the first nine months of 1995. The net cash provided by operations was primarily the result of the Company's net income of $7.6 million, an increase in accounts receivable of $3.6 million, an increase in underbillings of $5.3 million, advances from customers of $11.9 million, a decrease in inventories of $6.6 million and an increase in accounts payable and accrued expenses of $4.9 million. The Company had depreciation and amortization expense of $7.9 million during the first nine months of 1996.

       Net cash provided by investing activities totaled $10.9 million for the first nine months of 1996 compared to net cash used in investing activities of $10.5 million for the first nine months of 1995. The net cash provided by investing activities is principally the result of the sale of the locomotive lease fleet.

       Net cash used in financing activities totaled $48.1 million for the first nine months of 1996 compared to net cash provided by financing activities of $28.9 million for the first nine months of 1995.

In the first nine months of 1996, the Company had net repayments of credit agreements and amounts due Morrison Knudsen of $47.7 million as a result of proceeds received from the sale of non-core assets, advances received from project financing, cash transfers from MK Gain and the improved operating performance of the Company.

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

       In June 1995, the Company was named as defendant in a complaint filed with the Idaho Human Rights Commission (the "Idaho Commission") and the Equal Employment Opportunity Commission by a female employee on behalf of herself and other women employed by the Company alleging discrimination based on sex in violation of Title VII of the Civil Rights Act of 1964, Title 57 of Chapter 59 of the Idaho Code and the Federal Equal Pay Act. The complaint asserts that the Company failed to pay women equally with males holding similar and comparable positions and that the Company failed to promote women equally with males who have equal or less qualifications. In December 1995, the plaintiff amended the complaint to include allegations of retaliatory discharge. In June 1996, the Idaho Commission announced that it had found no probable cause to believe that discrimination had occurred as alleged in the original complaint. The Idaho Commission continues to investigate the plaintiff's allegations of retaliatory discharge as alleged in the amended complaint. Management of the Company believes that the claims in the original and amended complaints are without merit and plans to vigorously defend its position.

       On April 16, 1996, the Company filed suit in the United States District Court for the Central District of California, Western Division, against Samyoung (America), Inc. and Samyoung Machinery Industrial Co. (collectively, "Samyoung") alleging, inter alia, that Samyoung had delivered to the Company defective diesel engine assembly liners in breach of a contract between the Company and Samyoung. The Company claims to have suffered damages in excess of $1 million as a result of the alleged breach. Samyoung has denied that the liners were defective and has filed a counterclaim against the Company seeking recovery of $300,000 alleged to be due under the contract, plus interest, fees and costs, and damages in excess of $10 million for trade libel and interference with prospective economic relationships as a result of the Company allegedly making false disparaging statements concerning the liners to rail customers and others. The Company believes that Samyoung's claims are without merit. The

Company intends to vigorously prosecute its own claims and defend against Samyoung's counterclaims.

       In October 1996, the Company received a subpoena to produce documents related to the investigation of the Securities and Exchange Commission (the "Commission") pursuant to an order captioned "In the Matter of Morrison Knudsen Corporation." The documents requested relate principally to activities of the Company during the period in which it was owned or controlled by Morrison Knudsen, including prior to the public offering of the Company's securities in April 1994, and meetings of the Company's Board and committees of the Board through June 1995. The Company intends to cooperate fully with the Commission in its investigation of Morrison Knudsen.

       In the ordinary course of its business, the Company is involved in litigation relating to its operations and products, which may include allegations as to safety and design, and labor and employment matters. Management of the Company believes that the outcome of lawsuits of this type currently pending will not have a material adverse effect on the consolidated operations or financial condition of the Company.
 .

ITEM 2. CHANGES IN SECURITIES

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


       Exhibits:


          10.1 Asset Purchase Agreement dated October 15, 1996 among Power Parts Sign Company and RI-DEL MFG. INC.

Reports on Form 8-K

       During the quarter ended September 30, 1996, the Company filed with the Commission a Current Report on Form 8-K dated July 3, 1996 which described the Note Cancellation Agreement, the Stockholders Agreement, the Second Amendment to the Rights Plan and the Sale of Alert Manufacturing. On September 10, 1996 the Company filed with the Commission a Current Report on Form 8-K which described the Note Cancellation Agreement , the Stockholders Agreement, the resignation of a director of the Company, the Amendment of the Loan Agreement and the record date for the annual meeting of Stockholders. No financial statements were required to be included in such Current Reports on Form 8-K.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MK RAIL CORPORATION



                                          By:________________________
                                               William D. Grab
                                               Vice President, Controller and
                                               Principal Accounting Officer
Date:  November 7, 1996