Form 10-K
period 1996-12-31
MOTIVEPOWER INDUSTRIES INC
filed 1997-03-13
CIK 919563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 1996, or

[  ] Transition  Report  Pursuant  to Section 13 or 15(d)  of the Securities and
     Exchange Act of 1934 For the transition period from______ to_______

                         Commission file number 0-23802

                          MOTIVEPOWER INDUSTRIES, INC.
                          ----------------------------
                     (formerly known as MK Rail Corporation)
             (Exact name of registrant as specified in its charter)

         Delaware                                              82-0461010
         --------                                              ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

1200 Reedsdale Street, Pittsburgh, PA                                 15233
-------------------------------------                                 -----
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code:  (412) 237-2250

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                Class
                -----
Common stock, $.01 par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at March 10 1997: $193,190,700

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at March 10, 1997
              -----                         -----------------------------
Common stock, $.01 par value                          17,562,793

Documents Incorporated by Reference: Certain sections or portions of the registrant's proxy statement for the annual meeting of stockholders to be held on June 24, 1997, described in Part III hereof are incorporated by reference in this report.

                                     PART I

Unless otherwise indicated or the context otherwise requires, the terms "Company" and "MotivePower" refer to MotivePower Industries, Inc. and its predecessors.

Item 1.           BUSINESS

The Company
         MotivePower, formerly MK Rail Corporation, is a leading supplier of products and services to the railroad industry. The Company was formed in April 1993 by Morrison Knudsen Corporation ("Morrison Knudsen"), which later sold 35 percent of the Company's common stock in an initial public stock offering in April 1994. In October 1996, Morrison Knudsen distributed all of its remaining ownership stake in the Company to Morrison Knudsen's creditors as part of Morrison Knudsen's bankruptcy settlement. The Company and its subsidiaries design, manufacture and distribute engineered locomotive components and parts; provide locomotive fleet maintenance, remanufacturing and overhauls; and manufacture environmentally friendly switcher, commuter and mid-range, DC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Company provides products and services to freight and passenger railroads, including every Class I Railroad in North America, commuter rail and transit authorities, original equipment manufacturers and other customers internationally.

Forward-looking Statements
         Statements in this Form 10-K as to efforts to increase or maximize stockholder value or otherwise improve operations, are forward-looking statements. Factors such as a decrease in rail traffic, a reduction in railroads' capital and maintenance spending plans with regard to their locomotive fleets, industry consolidations, a decrease in railroads' outsourcing trends, increased competition in the locomotive or locomotive components segments, adverse general economic conditions, changes in laws or regulations affecting the industry, technological developments that render existing industry technology obsolete or the Company's inability to retain existing contracts and or obtain new contract awards are among the factors which could cause the Company to be unable to meet its objectives.

Business Strategy
         MotivePower's business strategy is to grow and continue to strengthen its core businesses. The Company considers the following to be core businesses: manufacturing and distributing engineered locomotive components and parts; providing locomotive fleet maintenance and overhauling and remanufacturing locomotives; and manufacturing environmentally friendly switcher, commuter and mid-range, DC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. To the extent market conditions, technological developments or other factors change, management will reconsider its strategy to best position the Company under the conditions and circumstances then prevailing.

Industry Conditions and Trends
         The Company's operating results are strongly influenced by general economic conditions, railroad freight traffic, the financial condition of the railroad industry and their outsourcing of work to improve their competitive position. Favorable conditions generally prevailed in the economy and the railroad industry during 1996, although there is no assurance that these favorable conditions in the railroad industry will continue. Historically, however, the components and parts, maintenance and overhaul segments of the railroad industry, while still subject to the impact of rail traffic fluctuations, have been more stable and less cyclical than the new and remanufactured locomotive segments. The Company operates in a highly competitive environment, and there can be no assurance that increased rail traffic and outsourcing by the railroads will benefit the Company.
         Since the deregulation of the U.S. railroad industry in 1980, freight railroads have reduced their equipment base and consolidated operations to reduce operating costs and improve their competitive position compared to trucking companies, which compete with the railroad industry. In recent years, railroads have been consolidating and merging, hoping to achieve additional operating and financial efficiencies that will allow them to compete more effectively with other modes of transportation. Management believes these consolidations offer the Company opportunities to increase business with the surviving railroads as these railroads seek operating efficiencies through such means as outsourcing locomotive fleet maintenance and components repair. This is a forward-looking statement. There can be no assurances, however, that continued consolidation will not adversely impact the Company through concentration of bargaining power over prices or rationalization of locomotive fleet sizes.

Description of Business Operations
         The Company operates principally through two business units, the Components Group and the Locomotive Group.

         Components Group
         The Components Group manufactures and distributes primarily aftermarket, or replacement components and parts for freight and passenger railroads, including every Class I Railroad in North America, metropolitan transit and commuter rail authorities, original equipment manufacturers and other customers internationally. MotivePower provides most aftermarket components for locomotives manufactured by the Electro-Motive Division of General Motors Corporation ("EMD") and certain components for locomotives made by the GE Transportation Systems unit of General Electric Company ("GE"). MotivePower believes it is the leading independent supplier in North America of aftermarket locomotive components such as traction motors, alternators, turbochargers, cooling systems and overhauled diesel engines.
         Demand for components tends to depend largely on rail traffic. As traffic increases, the railroads seek to maximize locomotive availability and capacity, which can increase the frequency of necessary repairs and maintenance. This business is highly competitive, as the Company faces competition from EMD, GE and numerous smaller, independent manufacturers and distributors. EMD and GE accounted for virtually 100% of the new high-horsepower locomotives delivered in the United States in the past five years and, as original equipment manufacturers, are the principal suppliers of original parts for their locomotives.

         Locomotive Group
         The Locomotive Group provides fleet maintenance, overhauling and remanufacturing, and manufacturing of environmentally friendly switcher, commuter and mid-range, DC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Company's fleet maintenance business unit provides locomotive maintenance under long-term contracts. These contracts generally cover normal, expected maintenance costs but also allow the Company to bill additional amounts to cover extraordinary maintenance.
         Demand for fleet maintenance services is driven by the railroads' focus on cost reduction and productivity improvements as the industry has consolidated over recent decades, and as railroads consider outsourcing non-transportation functions. While most railroads have their own mechanical and maintenance facilities, some can achieve cost savings and productivity improvements by outsourcing the work to an independent servicer. In this business segment, the Company competes against GE, EMD and the captive in-house shops of certain railroads. When possible, the Company supplies its own component parts, at market prices, for use in overhaul and maintenance under these contracts. In this manner, the locomotive fleet maintenance contracts provide additional opportunities for sales of component parts.
         There are approximately 4,000 locomotives operating in switcher/short-haul service in the United States and Canada, with an average age of 30 years. Demand for new mid- range locomotives has been minimal since the early 1980s because the railroads have focused instead on modernizing, rationalizing and downsizing their higher-horsepower freight locomotive fleets. In addition, older freight locomotives are sometimes used as switchers. As a result of this low level of demand, few switcher manufacturers exist today. In this business, the Company competes against Peoria Locomotive Works. In 1996, the Company delivered 32 switchers to two terminal railroads in Houston. Although the Company does not currently have additional switcher contracts, it has several proposals outstanding as of March 1997 for delivery in 1997 and 1998.
         The Company has been providing overhauling and remanufacturing services to the railroad industry since 1972, and management believes the Company is the largest, independent remanufacturer of locomotives in North America. In this business segment, the Company faces competition from VMV, AMF Canada, GEC Alsthom Mexico, numerous smaller regional remanufacturers, the captive in-house shops of Class I railroads, and from GE and EMD. Most large railroads have in-house capacity to overhaul locomotives but not to remanufacture them.
         Typically, a locomotive overhaul includes replacement of various engine and electrical rotating equipment. The cost can vary greatly depending on the number and type of options included. Remanufacturing is a more extensive process involving the disassembly, redesign from the frame up and reassembly of a locomotive with upgraded equipment to substantially as-new condition.
         The Company's overhauling and remanufacturing businesses have been driven by the aging of the rail industry's locomotive fleet and the historical cost advantages compared to purchasing new locomotives. Between 1970 and 1980, the industry purchased approximately 12,000 new locomotives, compared to approximately 8,000 since then. As a result, the average age of the fleet has increased, with nearly 75% of the fleet at least 10 years old. The typical maintenance cycle calls for a locomotive to be overhauled after approximately seven years, remanufactured after 15 years and replaced after 20 to 25 years if it has not been remanufactured.

         Product Development In 1994 and 1995, MotivePower signed agreements with CSX Intermodal ("CSXI"), a unit of CSX Corporation, for the development and manufacturing of the Iron Highway, a proposed new system for intermodal freight transportation. The Company developed four Iron

Highway trainsets, two of which are currently in revenue-testing service by CP Rail. CSXI has postponed testing of its two units. In 1996, the Company and CSXI cancelled an Iron Highway manufacturing agreement. The Company currently receives no revenues and incurs no costs for the Iron Highway project, and there is no certainty that CP Rail will proceed with the Iron Highway beyond the testing phase, or that CSXI will resume testing.

Backlog
         At December 31, 1996, the Company's backlog was approximately $526 million, related to the Company's multi-year locomotive fleet maintenance agreements. The largest agreement is subject to termination, but the Company would receive a substantial termination settlement.
         The Components Group, which represented approximately 50% of Company sales in 1996, has no backlog because the vast majority of its sales are considered to be maintenance items on short lead time cycles. However, the Components Group does have several long-term supply agreements with certain
Class I railroads that designate that Group as the preferred supplier of required maintenance products.

Employees
         At March 10, 1997, MotivePower had 2,102 employees versus 2,141 in 1995. This included 589 salaried employees and 898 hourly employees in the United States, and 135 salaried employees and 480 hourly employees in Mexico. Of the hourly employees in the United States, 348 at Boise Locomotive Company
("Boise Locomotive") are represented by the International Union of Operating Engineers ("Operating Engineers"), and 550 at Motor Coils Manufacturing Co. ("Motor Coils") are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers ("Electrical Workers"). The collective bargaining agreement with the Operating Engineers expires in June 2000 and the three collective bargaining agreements with the Electrical Workers, covering Motor Coils employees in Braddock and Emporium, Pennsylvania, and St. Louis, Missouri, expire in July 1998, October 1998 and June 2000, respectively. The Company considers its relations with its employees and union representation to be good.

Environmental Matters
         The Company is subject to federal, state, local and foreign environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances and petroleum products (collectively referred to as "waste"). Examples of regulated activities are the disposal of lubricating oil, the discharge of water used to clean parts and to cool machines, the maintenance of underground storage tanks and the release of particulate emissions produced by Company operations. For some activities the Company must obtain permits. Violation of environmental laws or regulations could subject the Company and its management to civil and criminal penalties and other liabilities. In addition, third parties may make claims for personal injuries and property damage associated with releases of waste. A current or prior owner or operator of property may be required to investigate and clean up waste releases and may be liable to governmental entities or some other third party for their investigation and remediation costs in connection with the contamination. The Company arranges for the disposal or treatment of waste at disposal or treatment facilities owned by third parties. The Company could be liable for the costs of removing or remediating a release of waste at such facilities.

         Because it owns and operates property, the Company may have responsibility and liability even if it does not know of or cause the presence of contaminants. Liability is often joint and several and is generally not limited. The cost to investigate, remediate and remove waste may be substantial and may even exceed the value of the property or the aggregate assets of the owner or operator. The Company may have difficulty selling or renting contaminated property or borrowing against such property. The government sometimes creates liens against property for damages and costs it incurs in connection with contamination. The Company has potential liabilities associated with its and its predecessor's past waste disposal activities, including disposal activities at plants currently being operated by the Company.
         The Company has a Chief Compliance Officer who audits the Company policy and reports directly to the Audit Committee of the Board of Directors. All Audit Committee members are independent directors.

Boise, Idaho
       Heavy equipment repair and locomotive remanufacturing commenced at Boise Locomotive in 1972. At the time, solvents were used in the process of cleaning parts and equipment as part of the repair/remanufacturing process at the facility. Wastewater generated from the equipment cleaning process containing solvents was discharged during the process to in-ground wastewater separation basins that were connected to buried drain fields. This wastewater treatment system was in place until 1984. In 1985, the Company's predecessor received notices from the Idaho Department of Health and Welfare, Division of Environmental Quality and the United States Environmental Protection Agency, indicating that it was in violation of state and federal environmental laws with respect to this treatment system at Boise Locomotive. Related regulatory requirements led to the closure of the buried drain fields and a buried trench that was used for disposal of waste material. Further requirements led to the issuance in 1991 of a Resource Conservation and Recovery Act Part B Post Closure Permit (the "Permit"), which is the formal permit pursuant to which a detailed corrective action plan is specified for groundwater cleanup and for protection of the public and environment following the "closure" or termination of the releases which created the problem. In compliance with the Permit, about 57 wells have been drilled on the Boise Locomotive property and on adjacent property to monitor, collect, and treat contaminated shallow groundwater, to monitor any movement of the contaminated plume, and to monitor the deeper groundwater systems at the facility. The Company was in compliance with the Permit at December 31, 1996. In addition, Boise Locomotive would be liable for any damages resulting from hazardous substances migrating from the facility to deeper groundwater systems, including the regional aquifer system which serves most of the domestic and industrial users of groundwater in the area (which includes and extends beyond Boise). Three private off-site wells are known to have been impacted by shallow groundwater contamination. Two of these wells are used for residential domestic purposes, and the third well is used for supply to a pond and landscape watering for a residential subdivision. Boise Locomotive has entered into agreements whereby the residential domestic use of the wells will be abandoned and domestic water will be provided via a public water supply hook-up. In the event of contamination of the regional aquifer, Boise Locomotive would be required, among other things, to provide potable water to affected users and to install a treatment system to clean up the polluted water, and could incur other liabilities, the combined cost of which cannot be estimated, but would be expected to be material in amount. The regional aquifer system, however, occurs at a depth which is approximately 200 feet below the shallow contaminated groundwater that is currently being remediated. While management believes there is no evidence that the regional aquifer system is currently threatened by releases of contaminants from Boise Locomotive, no assurance can be given in this regard.

Mexico
         Through its MK Gain, S.A. de C.V. ("MK Gain") subsidiary, the Company has operational responsibility for facilities in Acambaro and San Luis Potosi in Mexico, pursuant to a contract with the Mexican National Railway. Under the contract, MK Gain is responsible for performing certain work related to environmental protection at the facilities, such as waste water treatment, storm water control, tank repair, and spill prevention and control. The costs of this work are either to be directly reimbursed to MK Gain by the Mexican National Railway or recoverable through fees payable under the contract, which has been structured to account for such cost. No assurance can be given, however, that the Mexican National Railway will not dispute any submissions for reimbursement or that the fee structure under the contract will, in fact, cover costs. MK Gain's operations are subject to Mexican environmental laws and regulations. It has obtained, or is in the process of obtaining, environmental permits, licenses and approvals required for its continuing operations.

Mountaintop, Pennsylvania
         The Comprehensive Environmental Response, Compensation and Liability Act (also known as "CERCLA" or "Superfund") is a federal law regarding abandoned hazardous waste sites which imposes joint and several liability, without regard to fault or the legality of the original act, on certain classes of persons, including those who contribute to the release of a "hazardous substance" into the environment. Foster Wheeler Energy Corporation ("FWEC") is named as a potentially responsible party with respect to the Company's Mountaintop, Pennsylvania plant, which has been listed by the EPA in its data base of potential hazardous waste sites, the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS"). FWEC, the seller of the Mountaintop property to the Company's predecessor in 1989, agreed to indemnify the Company's predecessor against any liabilities associated with this Superfund site. Management believes that this indemnification arrangement is enforceable for the benefit of the Company and, although such obligation is unsecured and therefore structurally subordinate to secured indebtedness of FWEC, that FWEC has the financial resources to honor its obligations under this indemnification arrangement. This indemnification does not alter the Company's potential liability to third parties (other than FWEC) or governmental agencies under CERCLA but creates contractual obligations on the part of FWEC for such liabilities.

Richland Township, Pennsylvania
         Motor Coils owns a vacant lot in Richland Township, Pennsylvania which has been subject to unauthorized dumping by unknown parties. The Company has not yet tested the soil at the site or materials disposed there. Based on a visual inspection, Motor Coils cannot yet estimate the cost to remove and properly dispose of the material, and does not believe that the removal will have a material adverse impact on the Company's financial position or results of operations.

St. Louis, Missouri
         Motor Coils completed voluntary remediation of surficial contamination resulting from a release of xylene in connection with a storage tank leak at its St. Louis, Missouri facility. Motor Coils notified the relevant state regulatory agency of its remediation plan and, with the concurrence of the state agency, initiated site remediation in 1994. Based on monitoring results, the Company discontinued site remediation in 1996.
         The Company believes that its planned expenditures are adequate to meet its known environmental obligations and liabilities, including those under the Permit, and under CERCLA and similar legislation. The Company's knowledge of its environmental obligations and liabilities is, for the majority of its facilities, based on assessments and due diligence conducted by its predecessor's personnel and Phase I and/or Phase II environmental assessments conducted by third-party consultants. No assurance can be given, however, that stricter interpretation and enforcement of existing environmental laws or regulations, the adoption of new laws or regulations, the discovery of currently unknown waste or contamination for which the Company may be liable, the inability of the Company to enforce the indemnification with respect to the Mountaintop plant or the continued spread of the hazardous waste plume through off-site groundwater near Boise Locomotive will not result in significantly higher environmental costs to the Company.
          Environmental laws and regulations are subject to change at any time. Compliance with current or future laws and regulations could potentially necessitate significant capital outlays by the Company, affect the economics of a given project or cause material changes or delays in intended activities.

         In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). SOP 96-1 is effective for fiscal years beginning after December 15, 1996. The Company believes that its liabilities have been recorded in compliance with SOP 96-1 and, therefore, implementation of SOP 96-1 will have no impact on the Company's financial position or results of operations.

Major Customers
         In  1996,  sales  to  three  customers  exceeded  10% of  total  sales:
Burlington Northern/Santa Fe (19%), Union Pacific (16%), and the Mexican National Railway (14%). No other single customer accounted for 10% or more of sales. Based on current operations, management expects that sales to Burlington Northern/Santa Fe, Union Pacific and the Mexican National Railway will exceed 10% of 1997 total sales.


Item 2.           PROPERTIES

         The Company's headquarters are located in Pittsburgh, Pennsylvania and its manufacturing facilities are located in the United States and Mexico. The
Company considers that its properties are generally in good condition, are well-maintained, and are generally suitable and adequate to carry on its business. The principal facilities of the Company and its subsidiaries or operating units are as follows:

                                 Square       Owned/
Location                         Footage      Leased    Use
--------                         -------      -------   ---

MotivePower Industries, Inc.
Pittsburgh, Pennsylvania           8,430      Leased    Corporate Headquarters

Boise Locomotive Company
Pittsburgh, Pennsylvania           5,000      Leased    Office
Mountaintop, Pennsylvania*       204,000      Owned     Manufacturing
Boise, Idaho                     210,000      Owned     Manufacturing
Boise, Idaho                      66,900      Owned     Manufacturing
Helper, Utah**                        --      Leased    Maintenance Shop
Barstow, California**                 --      Leased    Maintenance Shop

Clark Industries Co.
Gilman, Illinois                  31,800      Leased    Manufacturing

Engine Systems Co., Inc.
Latham, New York                  63,000      Owned     Manufacturing

MK Gain, S.A. de C.V.
San Luis Potosi, Mexico          968,400      Leased    Manufacturing
Acambaro, Mexico                 138,000      Leased    Manufacturing
Mexico City, Mexico                3,700      Leased    Office

Motor Coils Mfg. Co.
Pittsburgh, Pennsylvania          61,777      Leased    Office
Pittsburgh, Pennsylvania          57,000      Leased    Warehouse
Pittsburgh, Pennsylvania          71,950      Leased    Warehouse/Manufacturing
Braddock, Pennsylvania           111,000      Owned     Manufacturing
Emporium, Pennsylvania            37,000      Owned     Manufacturing
St. Louis, Missouri               65,000      Owned     Manufacturing

Power Parts Co.
Elk Grove Village, Illinois       18,000      Leased    Office
Elk Grove Village, Illinois***   132,700      Leased    Warehouse

Touchstone Co.
Jackson, Tennessee                88,000      Owned     Manufacturing
Jackson, Tennessee                77,200      Leased    Warehouse
Jackson, Tennessee                 2,590      Leased    Storage
Jackson, Tennessee                 1,540      Leased    Office
Racine, Wisconsin                  1,200      Leased    Office
-----------------------

* The Company closed this facility in the second quarter of 1996. On March 6, 1997 the Company signed a letter of intent to sell this facility.

**Represents unspecified portions of maintenance facilities owned by the railroads for which the Company provides locomotive fleet maintenance services. These facilities have been made available to the Company to perform these services for nominal consideration.
*** The Company subleases 59,500 sq. ft. of space through July 1997, subject to two consecutive six-month renewals at the option of the subtenant.


Item 3.           LEGAL PROCEEDINGS

                  In December 1995, Morrison Knudsen, the Company and certain of Morrison Knudsen's directors and officers were named as defendants in a complaint (the "Pilarczyk Lawsuit") filed in the United States District Court for the Northern District of New York by plaintiffs who were principals in and/or held substantial stock in TMS, Inc. ("TMS"), a New York corporation acquired by Morrison Knudsen on December 30, 1992. The complaint alleges, among other things, violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, breach of contract, unjust enrichment, negligent misrepresentation and common law fraud during Morrison Knudsen's acquisition of TMS in 1992. Plaintiffs assert that the Company, which was not formed by Morrison Knudsen until 1993, is fully responsible for the acts of Morrison Knudsen. However, the actions complained of occurred before the Company was formed and the Company did not assume such liabilities of Morrison Knudsen. A motion to dismiss, filed in April 1996 on behalf of all defendants to the Pilarczyk Lawsuit, is still pending. Counsel to the Company believes the causes of action in the Pilarczyk Lawsuit relating to the Company are without merit and the Company expects that it will be successful on this motion, even if the suit is not dismissed as to all defendants. If the Company is successful, the Company intends to make appropriate requests to the court to seek to require the plaintiff to pay the Company's legal fees and costs.
         In June 1995, the Company was named as defendant in a complaint filed with the Idaho Human Rights Commission (the "Idaho Commission") and the Equal Employment Opportunity Commission by a female employee on behalf of herself and other women employed by the Company alleging discrimination based on sex, which complaint was amended in December 1995 to include allegations of retaliatory discharge. In 1996, the idaho Commission announced that it found no probable cause to believe either discrimination or retaliatory discharge had occurred as alleged in the complaint and, accordingly, the proceeding was dismissed.
          The Company is engaged in a commercial dispute with a former supplier, Samyoung Machinery Industrial Co. and Samyoung (America), Inc. (collectively, "Samyoung"). The Company filed suit on April 16, 1996 alleging delivery of defective product and seeking damages in excess of $1 million. Samyoung denies that the product was defective and countersued to recover $300,000 under the contract, and $10 million for trade libel and interference with prospective economic relationships as a result of the Company allegedly making false disparaging statements concerning the diesel engine assembly liners to customers. The Company believes that Samyoung's claims are without merit, and, to date, no evidence supporting Samyoung's counterclaims has come to light through the discovery being conducted by the parties. The Company intends to vigorously prosecute its own claims and defend against Samyoung's counterclaims.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On October 30, 1996, the annual meeting of the shareholders of the Company was held, at which the shareholders voted on and approved the following matters:

          1. The election of John C. Pope and Nicholas J. Stanley to the Board of Directors for a term of three years. A summary of the voting results is as follows:

                                        John C. Pope       Nicholas J. Stanley

               For                    14,474,146                14,459,321
               Withheld                   32,198                    47,023

          2. The amendment of the Company's Certificate of Incorporation to permit vacancies on the Board or newly created directorships to be filled at meetings of the stockholders called by the Board. A summary of the voting results is as follows:

               For                                              13,056,523
               Against                                              34,700
               Abstain                                              10,013

          3. The amendment of the Company's Stock Incentive Plan to increase the maximum number of shares which may be issued under such Plan by one million shares. A summary of the voting results is as follows:

               For                                              12,707,091
               Against                                             273,480
               Abstain                                              20,309

          4. The amendment of the Company's Stock Option Plan for Non-Employee Directors to (i) provide for annual stock option awards to the Company's non-employee directors and (ii) increase the maximum number of shares which may be issued under such plan by 50,000 shares. A summary of the voting results is as follows:

               For                                              12,630,604
               Against                                             382,521
               Abstain                                              19,709

          5. The appointment of Deloitte & Touche LLP as the Company's independent auditors. A summary of the voting results is as follows:

               For                                              14,459,462
               Against                                              38,681
               Abstain                                               8,201

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         MotivePower's Common Stock trades on the Nasdaq National Market Tier of the Nasdaq Stock Market under the symbol "MOPO." As of March 10, 1997, the approximate number of holders of record of its Common Stock was 983.
         The high and low sales prices for the Company's Common Stock, as reported in the Nasdaq Stock Market Summary of Activity reports in 1996, were as follows:


                            1996                                  1995
               ---------------------------        ------------------------------

                 High                 Low              High                 Low
First Quarter    $4.50               $2.88            $10.63               $5.75
Second Quarter    6.75                3.38              9.25                4.50
Third Quarter     6.63                5.00              8.75                6.38
Fourth Quarter    8.00                5.88              8.75                3.88

         The Board did not declare dividends for 1995 or 1996. On February 27, 1997, the Company entered into a new credit facility which allows up to $3 million in annual dividends to be paid if declared by the Board of Directors. The Board reviews its dividend policy regularly.
         At the close of business on March 10, 1997, the Company's Common Stock was trading at $11.00 per share.

Item 6.           SELECTED CONSOLIDATED FINANCIAL DATA

         The following Selected Consolidated Financial Data are qualified in their entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the related notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth under Item 7. The Balance Sheet Data at December 31, 1992, 1993, 1994, 1995 and 1996, and the Statement of Operations Data for each of the five years in the period ended December 31, 1996, have been derived from the audited Consolidated Financial Statements of the Company.


                                                                              December 31,
                                                     --------------------------------------------------------------------------
                                                     1996            1995            1994            1993            1992
                                                     ----            ----            ----            ----            ----
                                                                    (In thousands except share information)
Statements of Operations Data:
     Net sales                                        $ 291,407        $263,718        $368,537       $218,160         $129,507
     Net income (loss)                                   11,509         (40,414)        (42,793)         3,632            1,790
     Earnings (loss) per common share                      0.66           (2.34)              --            --               --
     Pro forma supplemental income
       (loss) per common share (1)                           --             --            (2.47)          0.21               --
     Special dividend to
       Morrison Knudsen                                      --             --             3.19             --               --
     Other dividends                                         --            0.04            0.12             --               --


Balance Sheet Data:
     Total assets                                     $ 234,044        $280,948        $311,297       $181,930         $138,263
     Long-term debt and
         Redeemable Preferred Stock                      27,161          61,296          40,867             --               --
     Stockholders' equity                               120,980          94,527         114,124        100,061           68,863
----------


(1) The net loss for 1994 has been adjusted to reflect the following: additional interest expense on a $19 million debt from January 1, 1994 through February 25, 1994, transferred from Morrison Knudsen and assumed by the Company; a reduction of interest expense resulting from the assumed payment of $39.6 million on the intercompany debt due Morrison Knudsen, and a dividend payment of $35.6 million to Morrison Knudsen. Net income for 1993 has been adjusted for the net effects of the acquisitions of Touchstone, Inc., Clark Industries, Inc., and Arrowsmith Power Systems, Inc., as if such acquisitions occurred on January 1, 1993.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
         In 1996, MotivePower had net income of $11.5 million, or 66 cents per share, on sales of $291.4 million. During the year, the Company reduced debt by $71 million, cut general and administrative costs by $13 million, sold $21 million of non-core assets and reduced inventories by $21 million. For the year, both the Locomotive Group and the Components Group had operating income above prior year results, exclusive of any Unusual Items. The Company's Boise Locomotive subsidiary completed a contract for 32 switcher locomotives during the year, contributing significantly to the improved performance of the Company.

Business Strategy
         MotivePower's business strategy is to grow and continue to strengthen its core businesses. The Company considers the following to be core businesses: manufacturing and distributing engineered locomotive components and parts; providing locomotive fleet maintenance and overhauling and remanufacturing locomotives; and manufacturing environmentally friendly switcher, commuter and mid-range DC traction, diesel electric and liquefied natural gas locomotives up to 4,000 horsepower. To the extent market conditions, technological developments or other factors change, management will reconsider its strategy to best position the Company under the conditions and circumstances then prevailing.

Industry Conditions and Trends
         The Company's operating results are strongly influenced by general economic conditions, railroad freight traffic, the financial condition of the railroad industry and their outsourcing of work to improve their competitive position. Favorable conditions generally prevailed in the economy and the railroad industry during 1996, although there is no assurance that these favorable conditions in the railroad industry will continue. Historically, however, the components and parts, maintenance and overhaul segments of the railroad industry, while still subject to the impact of rail traffic fluctuations, have been more stable and less cyclical than the new and remanufactured locomotive segments. The Company operates in a highly competitive environment, and there can be no assurance that increased rail traffic and outsourcing will benefit the Company.
         Since the deregulation of the U.S. railroad industry in 1980, freight railroads have reduced their equipment base and consolidated operations to reduce operating costs and improve their competitive position compared to trucking companies, which compete with the railroad industry. In recent years, railroads have been consolidating and merging. Management believes these consolidations offer the Company opportunities to increase business with the surviving railroads as these railroads seek operating efficiencies through such means as outsourcing locomotive fleet maintenance and parts repair. This is a forward-looking statement. There can be no assurances, however, that continued consolidation will not adversely impact the Company through concentration of bargaining power over prices or rationalization of locomotive fleet sizes.

Results of Operations
         The following table sets forth the percentage of sales represented by certain items in the Company's Consolidated Statements of Operations for the years indicated.


                                                   Year Ended December 31,
                                                   --------------------------
                                                   1996      1995    1994
                                                   ----      ----    ----

Net sales .....................................    100.0%    100.0%    100.0%
                                                   ------    ------    ------


Cost of sales .................................    (79.8)    (86.5)    (90.8)
Unusual items .................................     (0.7)    (15.5)    (10.6)
                                                   ------    ------    ------


Gross profit (loss) ...........................     19.5      (2.0)     (1.4)
                                                   ------    ------    ------

General and administrative expenses ...........    (11.2)    (17.4)    (11.2)
Research and development expense ..............      --        --       (0.9)
                                                   ------    ------    ------

Operating income (loss) .......................      8.3     (19.4)    (13.5)

Interest income ...............................      0.7       0.4       0.5
Interest expense ..............................     (3.1)     (3.6)     (1.8)
Other income ..................................      0.5       --        --
Gain on sale of assets ........................      0.5       --        --
Foreign exchange gain (loss) ..................      0.1      (0.2)     (0.3)
                                                   ------    ------    ------

Income (loss) before income taxes and
   minority interest ..........................      7.0     (22.8)    (15.1)

Income tax (expense) benefit ..................     (2.6)      7.5       3.3
Minority interest in loss of subsidiary .......      --        --        0.3
                                                  ------    ------    ------

Income (loss) before extraordinary item .......      4.4     (15.3)    (11.5)

Extraordinary loss on extinguishment of debt ..     (0.4)      --        --
                                                   ------    ------    ------
Net income (loss) .............................      4.0%    (15.3%)   (11.5%)
                                                   ======    =======   =======



Consolidated Operations
         1996 Compared to 1995
         Sales increased 10% to $291.4 million in 1996 from $263.7 million in 1995. The increase was primarily due to increased sales in the Locomotive Group which completed a $34 million contract to deliver switcher locomotives in December 1996. The Components Group had lower sales in 1996 versus 1995 principally as a result of the sale of non-core businesses during the year.
         Cost of sales (exclusive of Unusual Items) as a percentage of sales decreased to 80% in 1996 compared to 87% in 1995, resulting in gross profit margins of 20% and 13%, respectively. The improvement in gross profit is the result of cost reductions and improved productivity in the operating groups and increased profitability at the higher sales volume due to the benefits of operating leverage.
         Charges for Unusual Items were $2.1 million in 1996 compared to $40.8 million in 1995. The charges in 1996 were incurred due to the impairment of certain assets, facility rationalization and the restructuring of lease commitments. The charges in 1995 related to the Company's exit from the high-horsepower locomotive business, the impairment of the Mountaintop facility and the locomotive lease fleet, the disposition of the Company's Australian operations and other miscellaneous charges.
         General and administrative expenses decreased 29% to $32.6 million in 1996 from $45.9 million in 1995. The decrease resulted from the elimination of $4.5 million in costs incurred in 1995 during the attempt to sell the Company, cost reductions at the operating entities and reductions in corporate overhead, including legal expenses and staff reductions.
         Interest income increased 108% to $2 million in 1996 from $951,000 in 1995. The 1996 amount includes $947,000 of interest income on the notes receivable related to the restructuring of the Company's Argentina investment and $1 million in interest on funds invested by MK Gain. Based on the remaining term of the notes receivable, the Company expects interest income to be minimal in 1997.
         Interest expense decreased 5% to $9.1 million in 1996 from $9.6 million in 1995. The decrease is the result of a decrease of $1.6 million in interest expense on the amount owed to Morrison Knudsen which was paid off in September 1996, a decrease of $1 million in interest expense on the amount owed on the Company's domestic credit facility which was paid down $30 million in 1996, partially offset by an increase in interest expense of $1.4 million on the Company's Mexican credit facility, and an increase in interest expense of $737,000 on customer advances to Boise Locomotive Company related to contracts for the production of switcher locomotives.
         Other income of $1.6 million in 1996 represents funds received on the unsecured portion of the Company's restructured Argentina investments. There is no assurance that the Company will receive such payments in the future.
         Gain on sale of assets of $1.5 million in 1996 is the result of a gain on the sale of Alert Manufacturing and Supply Co. ("Alert") of $700,000 and a gain on the sale of Power Parts Sign Co. ("Sign") of $783,000. Both companies were sold in the second half of 1996 after having been previously identified as non-core assets.
         The foreign exchange gain in 1996 of $169,000 compares to a foreign exchange loss of $544,000 in 1995. The respective gain and loss is the result of fluctuations in the Mexican peso and its effects on the net peso exposure at the Company's Mexican subsidiary.
         The extraordinary loss on extinguishment of debt in 1996, net of deferred tax benefit of $687,000, is the result of the Company's restructuring of its domestic credit facility. The gross charge includes $1 million paid to bank syndication partners for the break-up of the existing facility and the write-off of $751,000 of unamortized fees related to that facility.
         The Company recorded income tax expense of $7.7 million in 1996 versus a benefit of $19.9 million in 1995. The 1995 benefit was a result of the Company's net loss during the year. At December 31, 1996, MK Gain had a net operating loss carryforward of approximately $23 million, expiring in various amounts during 2004-2005, and the Company had a consolidated United States federal net operating loss carryforward of approximately $48 million, expiring in various amounts during 2009-2010. The Company has reflected a valuation allowance with respect to these net operating loss carryforwards of $6.3 million at December 31, 1996.

1995 Compared to 1994
         Sales decreased 28%, to $263.7 million in 1995 from $368.5 million in 1994. The decrease was primarily due to lower sales in the Locomotive Group, which completed a major remanufacturing contract in February 1995 and did not secure comparable new contracts. The Components Group also had lower sales due to a general slowdown in rail traffic growth for much of the year. The decrease in sales in 1995 was partially offset by sales increases from a full year's results of operations for the Company's maintenance contracts.
         Cost of sales (exclusive of Unusual Items) as a percentage of sales decreased to 87% in 1995 from 91% in 1994 resulting in a gross margin of 13% of sales in 1995 versus 9% in 1994. The improvement in the gross margin for 1995 was primarily a result of cost reductions in the Locomotive Group resulting from the decline in sales volume, and the inclusion of the operating results of MK Gain for the entire year of 1995.
         General and administrative expenses increased 12%, to $45.9 million in 1995 from $41.1 million in 1994. The increase resulted primarily from expenses related to efforts to sell the Company, costs associated with hiring and relocating corporate employees, and costs related to fulfilling regulatory and other requirements.
         Research and development expense decreased to zero in 1995, from $3.4 million in 1994. The decrease was due to the curtailment of the Company's high-horsepower (over 4,000 horsepower) locomotive manufacturing program in early 1995.
         Interest income decreased 52% to $951,000 in 1995 from $2 million in 1994. The decrease was due primarily to the elimination of an intercompany receivable from Morrison Knudsen. Interest expense increased 43% to $9.6 million in 1995 from $6.7 million in 1994. The increase resulted from increased borrowings under existing credit facilities needed to fund operating capital requirements and significantly higher general and administrative expenses.
         The Company's foreign exchange loss decreased 55% to $544,000 in 1995 from $1.2 million in 1994. The decrease is the result of the use of U.S. dollars as the functional currency for the Company's Mexican operations in 1995 versus the Mexican peso as the functional currency in 1994. The change in functional currency resulted from changes in the sourcing of component parts from U.S. suppliers during the year and the U.S. dollar-denominated financing secured by MK Gain in 1995.
         Income taxes reflect a benefit of $19.9 million that resulted from the Company's net loss in 1995.

Components Group
         1996 Compared to 1995
         In 1996, net sales for the Components Group decreased 1% to $145 million from $146 million in 1995. The decrease is primarily attributed to the sale of Alert which generated net sales of $5.6 million in 1996 prior to the sale, compared to $10.7 million in the full year 1995. Excluding the sales of Alert for both periods, net sales increased 3% in 1996 compared to 1995. Operating income (exclusive of Unusual Items) increased 27% to $19.9 million in 1996 from $15.7 million in 1995. The increase is attributed to cost-cutting and productivity improvements.
         1995 Compared to 1994
         In 1995, net sales for the Components Group decreased 6% to $146 million from $156 million in 1994. The decrease was due to a general slowdown in rail traffic growth for much of 1995, which caused the railroads to defer certain maintenance costs. Operating income also decreased by 37% to $14.2 million in 1995 from $22.6 million in 1994. Excluding charges related to the discontinued high-horsepower program, the group's operating profit would have been $15.7 million in 1995. The decrease in operating income was due primarily to the group's high level of fixed costs.

Locomotive Group
         1996 Compared to 1995
         In 1996, net sales increased by 25% to $146.8 million from $117.4 million in 1995. The increase is attributed to a 38% increase in net sales at Boise Locomotive, primarily the result of the completion of contracts for 32 switcher locomotives which were manufactured during the year. Six of the switcher locomotives were accelerated for delivery in 1996, at the customer's request, to allow the units to be operating in the customer's fleet by the end of the year. In addition, MK Gain had an 11% increase in net sales under its contract to provide locomotive operations and maintenance. Operating income increased to $16.7 million in 1996 from an operating loss (exclusive of Unusual Items) of $6.2 million in 1995. The increase is attributed to the increase in sales, costs reductions and improved productivity, and the accelerated delivery of switcher locomotives in 1996.
         1995 Compared to 1994
         In 1995, net sales for the Locomotive Group decreased 45%, to $117.4 million from $212.8 million in 1994. The decrease was due primarily to the completion of a large remanufacturing contract, which produced sales of approximately $80 million in 1994 and $10.7 million in 1995, which more than offset an increase in sales at MK Gain. The group had an operating loss of $45.4 million in 1995, compared to an operating loss of $40.8 million in 1994. MK Gain had sales of $46 million and $18 million, and operating income of $1.7 million and $1.7 million in 1995 and 1994, respectively. The 1995 loss included Unusual Items of $39.3 million to discontinue manufacturing of high-horsepower locomotives, and to establish reserves against the locomotive lease fleet and a manufacturing plant in Mountaintop, Pa. Excluding these charges and losses in the discontinued Australian operations, the group would have had an operating loss of $1.7 million in 1995. The comparable loss in 1994, excluding Unusual Items, was $8.9 million.

Financial Condition, Liquidity and Capital Resources
         During 1996 the Company significantly improved its financial liquidity through improved operating results, an overall reduction of debt of $71 million including the repurchase of debt the Company owed to Morrison Knudsen, a reduction of receivables of $6 million, a reduction of inventory of $19 million, and the restructuring of its domestic credit facility. In addition, the Company sold non-core assets during the year, including Alert, Sign and the majority of its locomotive lease fleet as part of the restructuring plan. Also, capital expenditures were reduced in 1996, and certain overhead costs were reduced through work force reductions at both the operating level and the corporate level.

         The following table summarizes the net changes in cash flows for the years ended December 31, 1996, 1995 and 1994:


                                                  Year Ended December 31,
                                           -----------------------------------
                                              1996         1995         1994
                                           ---------    ---------    ---------
                                                     (In thousands)
Net cash provided by (used in)
  Operating activities .................  $  43,368    $ (21,743)   $ (85,141)
  Investing activities .................     12,407      (15,408)     (36,941)
  Financing activities .................    (56,235)      30,388      120,463
  Effect of exchange rates on cash .....       --           --          2,207
                                           ---------    ---------    ---------
Net (decrease) increase in cash and cash
 equivalents ...........................  $    (460)   $  (6,763)   $     588
                                           =========    =========    =========

Cash and cash equivalents at end
  of year ..............................  $   5,236    $   5,696    $  12,459
                                            =========    =========    =========



         Net cash provided by operations in 1996 was $43.4 million, primarily the result of net income of $11.5 million and working capital management. During 1996, steps were taken to return the Company to profitability, including improving operations through production efficiencies and cutting overhead costs. As a result of these actions, and significantly improved sales volume in the Locomotive Group, the Company improved its financial condition and is positioned for future growth. In addition, inventories were reduced by $19 million in 1996 as the Company continued to manage assets and improve liquidity. Non-cash charges during the year for depreciation and amortization totaled $10.4 million.
         Net cash provided by investing activities in 1996 was $12.4 million. As part of the Company's restructuring plan, non-core assets were sold during the year, generating net proceeds of $14.9 million. Offsetting these proceeds were capital additions of $4.1 million. Domestic capital spending during the year was limited to normal maintenance items, with MK Gain expenditures being made in accordance with contractual obligations. Other investing activities provided cash of $1.6 million, principally from the reduction of other long-term assets. The Company anticipates a $10 million increase in capital expenditures in 1997, principally due to contractual obligations at MK Gain and the construction of a new facility at its Touchstone subsidiary. This is a forward-looking statement. Actual capital expenditures could vary based on availability of capital, interest rate increases, site availability and changes in market conditions.
         Cash used in financing activities in 1996 totaled $56.2 million, primarily the result of the buy back of the note payable to Morrison Knudsen for $34.6 million and the reduction of debt under credit agreements of $17 million. In addition, the Company also used funds to buy back the preferred stock outstanding for $1.1 million. The repurchase of the Morrison Knudsen note was completed at a discount of approximately $22 million, as the note plus interest at the date of closing was $56.6 million. This debt repurchase was part of the Company's overall strategy of reducing debt and improving liquidity. As a result of the improved operating results, the proceeds from the sale of non-core assets and funds received from unsecured notes related to the Company's restructured Argentina investments, the Company was able to pay down amounts owed under existing credit agreements. Also, in December 1996, the Company restructured its domestic credit facility to reduce the cost of borrowing and increase net borrowing availability through increases in the term loan portion of the facility, and MK Gain entered into a new credit agreement which will provide up to $3.5 million in additional financing to support investments in property, plant and equipment.

Currency Risks
         MK Gain is the source of foreign currency risks. Under a contract with the Mexican National Railway, MK Gain provides locomotive fleet maintenance and overhauls for 276 locomotives. For its services, MK Gain receives a monthly fee paid in Mexican pesos. As currency exchange or inflation rates fluctuate, the fee is adjusted periodically (currently monthly) based on an escalation formula in the contract. In 1996, despite continued fluctuation of the peso and a high rate of Mexican inflation, the formula effectively preserved the U.S. dollar value of the monthly fee.
         MotivePower did, however, record a foreign currency gain of $169,000 for the year, related to MK Gain's net peso exposure. Most goods and services used in maintenance and overhaul activities are invoiced in U.S. dollars.
         The Company does not speculate or use derivatives in any of its investment decisions. The Company will continue to monitor its exposure to foreign currency risks and may adjust its strategy in the future.

Inflation
         General price inflation in the United States has been moderate during the three-year period ended December 31, 1996 and has not had a material impact on the Company's results of operations. Some of the Company's labor contracts contain negotiated salary and benefit increases, and others contain cost-of-living adjustment clauses which would cause the Company's costs to automatically increase if inflation were to become significant. Because of the competitive nature of the Company's business and its long-term contract terms and conditions, it is possible that the Company may be unable to pass on any significant inflationary effects to the Company's customers in the form of higher prices. The Company's strategy for reducing the possible adverse effects of higher inflation is to continue to adopt methods to increase productivity and reduce manufacturing costs.

Stock Ownership
         Stock ownership guidelines for the Company's officers, directors and key managers, which sets minimum levels of Company stock ownership as a multiple of annual salaries, have been established as of March 1997. Their purpose is to encourage ownership of 10% or more of the Company's stock within five years to demonstrate an owner/management commitment to increase long-term stockholder value.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS




MotivePower Industries, Inc.                                              Page
                                                                          ----
Consolidated Financial Statements as of December 31, 1996 and 1995,
and for each of the three years in the period ended December 31, 1996
      Independent Auditors' Report....................................     22
      Consolidated Statements of Operations...........................     23
      Consolidated Balance Sheets.....................................     24
      Consolidated Statements of Cash Flows...........................     25
      Consolidated Statements of Changes in Stockholders' Equity......     27
      Notes to Consolidated Financial Statements......................     28

                          INDEPENDENT AUDITORS' REPORT


TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF MOTIVEPOWER INDUSTRIES, INC.:

         We have audited the consolidated financial statements of MotivePower Industries, Inc. and subsidiaries listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MotivePower Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 10, 1997
(except for Note 7, as to which the date is February 27, 1997 and Note 18, as to which the date is March 6, 1997)



                          MOTIVEPOWER INDUSTRIES, INC.
                     (Formerly known as MK Rail Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Thousands of dollars except share data)


Year Ended December 31,
                                                                   1996            1995            1994
                                                              ------------    ------------    ------------
Net sales .................................................   $    291,407    $    263,718    $    368,537
Cost of sales .............................................       (232,434)       (228,047)       (334,799)
Unusual items .............................................         (2,126)        (40,838)        (39,216)
                                                              ------------    ------------    ------------

Gross profit (loss) .......................................         56,847          (5,167)         (5,478)

General and administrative expenses .......................        (32,615)        (45,946)        (41,125)
Research and development expense ..........................           --              --            (3,374)
                                                              ------------    ------------    ------------

Operating income (loss) ...................................         24,232         (51,113)        (49,977)

Interest income ...........................................          1,981             951           1,979
Interest expense ..........................................         (9,143)         (9,602)         (6,724)
Other income ..............................................          1,565            --              --
Gain on sale of assets ....................................          1,483            --              --
Foreign exchange gain (loss) ..............................            169            (544)         (1,204)
                                                              ------------    ------------    ------------

Income (loss) before income taxes and minority interest ...         20,287         (60,308)        (55,926)
Income tax (expense) benefit ..............................         (7,714)         19,894          12,065
Minority interest in loss of subsidiary ...................           --              --             1,068
                                                              ------------    ------------    ------------

Income (loss) before extraordinary item ...................         12,573         (40,414)        (42,793)
Extraordinary loss on extinguishment of debt,
net of income tax benefit of $687 .........................         (1,064)           --              --
                                                              ------------    ------------    ------------

Net income (loss) .........................................   $     11,509    $    (40,414)   $    (42,793)
                                                              ============    ============    ============

Weighted average shares outstanding .......................     17,562,793      17,255,953      16,852,668

Earnings (loss) per share:
Earnings (loss) before extraordinary item .................   $        .72    $      (2.34)   $       --
Extraordinary item ........................................           (.06)           --              --
                                                              ------------    ------------    ------------
Earnings (loss) ...........................................   $        .66    $      (2.34)   $       --
                                                              ============    ============    ============

Supplemental pro forma loss per share .....................   $       --      $       --      $      (2.47)

Dividends per share:
Other dividends ...........................................   $       --      $        .04    $        .12

Special dividend to Morrison Knudsen (on 11,149,000 shares)   $       --      $       --      $       3.19


The accompanying notes are an integral part of the financial statements.




                          MOTIVEPOWER INDUSTRIES, INC.
                     (Formerly known as MK Rail Corporation)
                           CONSOLIDATED BALANCE SHEETS
                    (Thousands of dollars except share data)


                                                                      December 31,
                                                         --------------------------------------
                                                             1996                      1995
ASSETS                                                   ------------              ------------
Current Assets:
Cash and cash equivalents ..........................     $      5,236              $      5,696
Receivables from customers:
Billed, net of allowance for doubtful
accounts of $284 and $531, respectively ............           25,754                    29,684
Unbilled ...........................................              468                     3,922
Inventories ........................................           78,438                    99,459
Deferred income taxes ..............................            4,635                     1,082
Other current assets ...............................            2,638                     2,903
                                                         ------------              ------------
Total current assets ...............................          117,169                   142,746
Locomotive lease fleet, net ........................            2,083                    14,840
Property, plant and equipment:
Land ...............................................            1,193                     1,193
Buildings and improvements .........................           47,298                    40,952
Machinery and equipment ............................           39,136                    42,612
                                                         ------------              ------------
Property, plant and equipment - cost ...............           87,627                    84,757
Less accumulated depreciation ......................          (43,644)                  (38,010)
                                                         ------------              ------------
Property, plant and equipment - net ................           43,983                    46,747
Underbillings ......................................           19,561                    10,328
Deferred income taxes ..............................           15,348                    27,530
Goodwill and other intangibles .....................           24,637                    27,789
Other ..............................................           11,263                    10,968
                                                         ------------              ------------
Total assets .......................................     $    234,044              $    280,948
                                                         ============              ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt ..................     $     11,626              $        978
Current portion of note payable to Morrison Knudsen              --                      10,440
Accounts payable:
Trade ..............................................           13,470                    18,509
Morrison Knudsen ...................................             --                       2,348
Accrued expenses and other current liabilities .....           28,236                    33,271
Income taxes payable ...............................            1,957                       249
Revolving credit agreement borrowings ..............           22,431                    59,847
                                                         ------------              ------------
Total current liabilities ..........................           77,720                   125,642
Long-term debt .....................................           15,535                     7,198
Note payable to Morrison Knudsen ...................             --                      41,655
Commitments and contingencies ......................           18,394                     9,299
Other ..............................................            1,415                     1,602
                                                         ------------              ------------
Total liabilities ..................................          113,064                   185,396
                                                         ------------              ------------
Redeemable Preferred Stock, par value
$.10 per share, authorized 10,000,000
shares, redemption price $100 per share;
shares issued 0 at December 31, 1996,
10,000 Class A, at December 31, l995 ...............             --                       1,025
                                                         ------------              ------------
Stockholders' Equity:
Common Stock, par value $.01 per share,
authorized 55,000,000 shares;
issued 17,562,793 shares ...........................              176                       176
Additional paid-in capital .........................          201,661                   186,681
Deficit ............................................          (75,629)                  (87,107)
Cumulative translation adjustments, net of tax .....           (5,105)                   (5,105)
Deferred compensation ..............................             (123)                     (118)
                                                         ------------              ------------
Total stockholders' equity .........................          120,980                    94,527
                                                         ------------              ------------
Total liabilities and stockholders' equity .........     $    234,044              $    280,948
                                                         ============              ============











The accompanying notes are an integral part of the financial statements.



                          MOTIVEPOWER INDUSTRIES, INC.
                     (formerly known as MK Rail Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                                     Year Ended December 31,
                                                               ------------------------------------
                                                                  1996         1995         1994
                                                               ----------   ----------   ----------
Operating Activities
--------------------
Net income (loss) ..........................................   $  11,509    $ (40,414)   $ (42,793)
                                                               ----------   ----------   ----------
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
  Depreciation .............................................       6,950        8,209        8,315
  Amortization .............................................       3,407        3,123        3,317
  Extraordinary loss on extinguishment of debt (net of tax)        1,064         --           --
  Gain on sale of assets ...................................      (1,483)        --           --
  Deferred income taxes ....................................       5,403      (20,341)     (16,166)
  Provision for loss on disposition of Argentine operations         --           --         11,060
  Unusual Items ............................................       2,126       40,838         --
  Gain on sale of Talleres .................................        --           --         (1,255)
  Other, net ...............................................          82          194          105
  Changes in operating assets and liabilities
  net of 1994 purchase of Touchstone and the
  1996 sale of Alert and Sign:
    Receivables from customers .............................       5,787       13,090      (31,440)
    Inventories ............................................      19,088       (4,823)     (26,339)
    Other current assets ...................................      (2,919)          93       (2,763)
    Long-term lease ........................................        --           --        (12,297)
    Accounts payable .......................................      (4,162)      (9,866)      14,440
    Accrued expenses and other current liabilities .........      (5,054)      (2,241)      20,194
    Advances from customers ................................        --           --         (9,204)
    Income taxes payable ...................................       1,708          (74)      (2,218)
    Underbillings/overbillings .............................      (9,233)     (12,252)       2,778
    Commitments and contingencies ..........................       9,095        2,721        7,893
    Argentine operations - noncash charges
    and working capital changes ............................        --           --         (8,768)
                                                               ----------   ----------   ----------
Net cash provided by (used in) operating activities ........      43,368      (21,743)     (85,141)
                                                               ----------   ----------   ----------
Investing Activities
--------------------
Additions to property, plant and equipment .................      (4,063)      (8,565)     (21,041)
Proceeds from (additions to) locomotive lease fleet ........      10,071       (6,389)     (15,333)
Proceeds from sale of assets ...............................       4,838         --           --
Proceeds from sale of Talleres .............................        --           --          4,303
Purchase of Touchstone .....................................        --           --         (3,900)
Other, net .................................................       1,561         (454)        (970)
                                                               ----------   ----------   ----------
Net cash provided by (used in) investing activities ........      12,407      (15,408)     (36,941)
                                                               ----------   ----------   ----------
Financing Activities
--------------------
Repayment of preferred stock ...............................      (1,056)        --           --
Increase in intangibles ....................................      (1,228)      (2,688)        --
Increase in restricted cash ................................      (2,043)        (601)        --
Payments of long-term debt .................................      (2,461)        (475)     (36,922)
Net borrowings under credit agreements .....................     (16,970)      27,667       52,870
Change in payable to Morrison Knudsen ......................     (32,477)      11,628       41,581
Funding of MKA operations prior to disposition .............        --         (3,771)        --
Dividends paid .............................................        --         (1,372)     (36,972)
Proceeds from public sale of common stock ..................        --           --         88,237
Capital contributions ......................................        --           --         11,669
                                                               ----------   ----------   ----------
Net cash (used in) provided by financing activities ........     (56,235)      30,388      120,463
Effect of exchange rates on cash ...........................        --           --          2,207
                                                               ----------   ----------   ----------
Net (decrease) increase in cash and cash equivalents .......        (460)      (6,763)         588
Cash and cash equivalents at beginning of year .............       5,696       12,459       11,871
                                                               ----------   ----------   ----------
Cash and cash equivalents at end of year ...................   $   5,236    $   5,696    $  12,459
                                                               ==========   ==========   ==========

The accompanying notes are an integral part of the financial statements



                          MOTIVEPOWER INDUSTRIES, INC.
                     (formerly known as MK Rail Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)

                                                                   Year Ended December 31,
                                                                 ----------------------------
                                                                 1996        1995        1994
                                                                 ----        ----        ----
Supplemental Disclosures of Cash Flow Information:
   Interest paid ..........................................  $  1,126    $  3,244    $  5,795
   Income taxes paid (refunded) ...........................      (169)        610       6,263

Noncash Investing and Financing Activities:
   Reduction of payable to Morrison Knudsen:
     Payable to Morrison Knudsen ..........................    18,816      29,500        --
     Additional paid-in capital ...........................   (14,902)    (18,600)       --
     Deferred income taxes ................................    (3,914)    (10,900)       --

   Deferred compensation ..................................        78          54         152

   Issuance of equity securities to settle obligation:
     Preferred stock ......................................      --        (1,000)       --
     Common stock .........................................      --            (5)       --
     Additional paid-in capital ...........................      --        (2,995)       --
     Commitments and contingencies ........................      --        (4,000)       --

   Acquisition of assets for stock:
      Property, plant and equipment and other assets ......      --          --        12,619
      Goodwill and other intangibles ......................      --          --        19,840
      Liabilities assumed .................................      --          --        (9,952)

   Additional paid-in capital .............................      --          --           241
   Exchange of locomotive lease for raw materials .........      --          --           910
   Assumption of debt .....................................      --          --       (22,900)



















The accompanying notes are an integral part of the financial statements.




                          MOTIVEPOWER INDUSTRIES, INC.
                     (Formerly known as MK Rail Corporation)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Thousands of dollars)

                                            Additional  Retained    Cumulative
                                   Common   Paid-In     Earnings    Translation    Deferred
                                   Stock    Capital     (Deficit)   Adjustments    Compensation
                                ---------   ---------   ---------   -----------    ------------

Balance December 31, 1993 ...   $     111   $  85,952    $  13,944    $      54    $    --

Net loss ....................        --          --        (42,793)        --           --
Proceeds from initial public
   offering, net of related
   expenses of $7,763 .......          60      88,177         --           --           --
Dividends, including special
   dividend .................        --       (20,525)     (17,133)        --           --
Capital contribution, net of
   debt assumed .............        --        11,276         --           --           --
Cumulative translation
   adjustment, net of
   deferred taxes of
   $1,145 ...................        --          --           --         (5,023)        --
Compensatory stock options
   granted ..................        --           152         --           --           (152)
Compensation expense ........        --          --           --           --             24
                                ---------   ---------    ---------    ---------    ---------

Balance December 31, 1994 ...   $     171   $ 165,032    $ (45,982)   $  (4,969)   $    (128)
Net loss ....................        --          --        (40,414)        --           --
Dividends ...................        --          --           (686)        --           --
Sale of MKA, impact on
   cumulative translation
   adjustment ...............        --          --           --           (136)        --
Issuance of equity securities
   to settle litigation .....           5       2,995         --           --           --
Capital contribution,
   reduction of payable to
   Morrison Knudsen,
   net of deferred taxes
   of $10,900 ...............        --        18,600         --           --           --
Accretion of preferred
   stock ....................        --          --            (25)        --           --
Compensatory stock options
   granted ..................        --            54         --           --            (54)
Compensation expense ........        --          --           --           --             64
                                ---------   ---------    ---------    ---------    ---------

Balance December 31, 1995 ...   $     176   $ 186,681    $ (87,107)   $  (5,105)   $    (118)
Net income ..................        --          --         11,509         --           --
Capital contribution,
   reduction of payable to
   Morrison Knudsen,
   net of deferred taxes
   of $ 3,914 ...............        --        14,902         --           --           --
Accretion of preferred
   stock ....................        --          --            (31)        --           --
Compensatory stock options
   granted ..................        --            78         --           --            (78)
Compensation expense ........        --          --           --           --             73
                                ---------   ---------    ---------    ---------    ---------

Balance December 31, 1996 ...   $     176   $ 201,661    $ (75,629)   $  (5,105)   $    (123)
                                =========   =========    =========    =========    =========



The accompanying notes are an integral part of the financial statements.

                          MOTIVEPOWER INDUSTRIES, INC.
                     (Formerly known as MK Rail Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization, Operations and Basis of Accounting
         The consolidated financial statements include the accounts of MotivePower Industries, Inc. (the "Company"), formerly known as MK Rail Corporation, formed in April 1993, which was a wholly-owned subsidiary of Morrison Knudsen Corporation ("Morrison Knudsen"). The Company acquired certain assets of the Rail Systems Group of Morrison Knudsen, including the Locomotive Division, which have been included in the financial statements for all periods presented on a pooling-of-interests basis for entities under common control.
         On April 26, 1994, the Company, then a wholly-owned subsidiary of Morrison Knudsen, commenced an initial public offering of 6 million shares of its Common Stock at an offering price of $16 a share which decreased Morrison Knudsen's interest in the Company to 65%. Effective as of September 11, 1996, as part of its bankruptcy plan, Morrison Knudsen distributed all of its ownership in the Company to its creditors and certain of its then current stockholders. Morrison Knudsen is no longer a stockholder in the Company.
         The Company and its subsidiaries design, manufacture and distribute engineered locomotive components and parts; provide locomotive fleet maintenance, overhauling and remanufacturing locomotives; and manufacture environmentally friendly switcher, commuter and mid-range DC traction, diesel electric and liquefied natural gas locomotives up to 4,000 horsepower. The consolidated financial statements include the following:

Subsidiaries (Wholly Owned):
Boise  Locomotive  Company  ("Boise  Locomotive"),   formed  in  1972,  performs
locomotive remanufacturing, overhauling and manufacturing as its principal business.

Clark Industries Company ("Clark"), acquired in 1993, is a manufacturer of cylinder heads, pistons and liner assemblies.

Engine Systems Company, Inc. (formerly known as MK Engine Systems Company, Inc.) ("Engine Systems"), formed in 1994, remanufactures turbochargers for locomotive, industrial and marine engines.

MK Gain S.A. de C.V. ("MK Gain"), a Mexican variable stock corporation formed in 1994, performs locomotive fleet maintenance as its principal business, almost exclusively for one customer, Ferrocarriles Nacionales de Mexico ("Mexican National Railway").

Motor Coils Manufacturing Company ("Motor Coils"), acquired in 1991, is a remanufacturer of locomotive traction motors and a manufacturer of rotating electrical components.

Power Parts Company ("Power Parts"), acquired in 1992, is a supplier of new and replacement engine and nonengine parts for locomotives.

Touchstone   Company   ("Touchstone"),    acquired   in   1994,    manufactures,
remanufactures  and  distributes   locomotive  radiators,   oil  coolers,  brake
adjusters and other industrial heat exchangers.

Affiliates:
MK Rail Systems of Argentina, S.A., the Company's 19% investment in Morrison Knudsen Rail Systems of Argentina, S.A. ("MKRSA"), is accounted for by the cost method and has been valued at zero.

Trenes de Buenos Aires S.A. ("TBA"), a 19%-owned affiliate which operates a concession contract to operate the Mitre and Sarmiento railway passenger lines in Buenos Aires is accounted for by the cost method and has been valued at zero.

         On July 6, 1995, the Company sold its interest in Morrison Knudsen of Australia, Ltd. (MKA) to Morrison Knudsen. In consideration, the Company received a nominal cash payment and MKA's redeemable preferred stock bearing a 9% cumulative dividend. The Company has valued this stock at zero.

         On October 25, 1996, the Company sold substantially all of the assets of the Company's Power Parts Sign Co. ("Sign") for $1.3 million plus the assumption of certain trade payables. In addition, on July 26, 1996, the Company sold substantially all of the assets of the Company's Alert Manufacturing and Supply Co. ("Alert") for $3.9 million plus the assumption of trade payables of $750,000. The Company recorded gains of $783,000 and $700,000 on the sale of the assets of Sign and Alert, respectively.

2.       Significant Accounting Policies
 Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. Sales between the Company and its subsidiaries are billed at prices consistent with sales to third parties and are eliminated in consolidation. Investments in affiliates in which the Company's ownership is less than 20% are accounted for using the cost method.

 Revenue   Recognition:   The  Company   recognizes   revenues   on   locomotive
remanufacturing and manufacturing contracts on the percentage of completion-units delivered method, and on component part sales when product is shipped to the customer. Contract revenues and cost estimates are reviewed and revised periodically and adjustments are reflected in the accounting period when known. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivable represent shipments for which invoices have not been processed.
         Revenue recognized on the MK Gain long-term maintenance contract is based upon a percentage of the expected gross margin. Under the terms of the maintenance contract, significant costs are incurred in the early years (locomotive overhauls and fleet normalization), while payments from the customer remain relatively constant throughout the life of the contract. By using a percentage of the expected gross margin to recognize revenue under the maintenance contract appropriate consideration is given to the risks associated with the contract. Costs and estimated earnings in excess of billings
("Underbillings") and billings in excess of costs and estimated earnings ("Overbillings") on the contract in progress are recorded on the balance sheet and are classified as current or non-current based upon the expected timing of their realization or liquidation.

         Remanufactured locomotives are warranted for a period from one to three years, and component parts are warranted for a period from one to four years. Additionally, the Company provides an overhaul reserve on owned locomotives. Estimated costs for product warranty are recognized at the time the products are sold. Overhaul reserves are recorded on a straight-line basis over the period of time from acquisition of the locomotive to the estimated date of the related overhaul. Warranty and overhaul reserves of $7.1 million and $4.4 million at December 31, 1996 and 1995, respectively, are included in accrued expenses in the consolidated balance sheets.
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents: Cash equivalents consist of investments in highly liquid debt securities having an original maturity of three months or less. Such securities are considered to be held to maturity.

Inventories: Inventories are stated at the lower of cost or market. Locomotive inventories under long-term contracts consist of actual direct material, labor and manufacturing overhead and are allocated to individual units based on the estimated average production costs of units to be produced under a contract. Locomotive inventories under contract were $3.5 million and $2.5 million at December 31, 1996 and 1995, respectively. Component part inventories are valued at purchase cost using the last-in first-out (LIFO) method or average production cost.

Credit Risks: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents and accounts receivable. The Company, by policy, limits the amount of credit exposure to any one financial institution and places its investments with financial institutions that the Company believes are financially sound. The Company provides its products and services to the Class I Railroads in North America, to metropolitan transit and commuter rail authorities, to Amtrak, to original equipment manufacturers and to other customers internationally. A relatively small number of customers has represented a significant percentage of the Company's revenues in most years. Collectively, the Company's top five customers accounted for 63%, 62%, and 57% of sales in the years ended December 1996, 1995 and 1994, respectively. The Company performs ongoing credit evaluations of its customers and their accounts with the Company. The Company historically has not incurred any significant credit-related losses.

Locomotive Lease Fleet: Equipment on operating leases includes the Company's locomotive lease fleet. The locomotives are depreciated on a straight-line basis over their estimated useful lives of five to 15 years. Cost and accumulated depreciation at December 31, 1996 were $3.6 million and $1.5 million, respectively. Cost and accumulated depreciation at December 31, 1995 were $17.9 million and $3.1 million, respectively.

Property, Plant and Equipment: Buildings and improvements and machinery and equipment are recorded at cost and depreciated on the straight-line method over periods from three to 30 years. The cost and accumulated depreciation associated with property and equipment that is disposed of are removed from the accounts, and gains or losses from such disposals are included in income. Leasehold improvements are capitalized and amortized on the straight-line method over the terms of the related leases. Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill and Other Intangibles: Goodwill and other intangibles consist of the following:

         Goodwill - Cost in excess of tangible assets of businesses acquired in purchase transactions is amortized on the straight-line method over 15 years from the date of acquisition. The unamortized cost of goodwill was $17.8 million at December 31, 1996 and $19.5 million at December 31, 1995.

         Covenants Not To Compete - These agreements are recorded at cost and amortized on the straight-line method over the terms of the agreements. Terms of the agreements range from three to 10 years. The unamortized cost was $4.5 million at December 31, 1996 and $5.3 million at December 31, 1995.

         Loan Origination Fees - These fees are associated with the origination of the Company's debt. The fees are recorded at cost and amortized on the straight-line method over the terms of the respective loan agreements. The unamortized cost was $2.1 million at December 31, 1996 and $2.5 million at December 31, 1995.

         Patent Costs - Patent costs related to proprietary technology have been deferred and are amortized on the straight-line method over three years. The unamortized cost was $217,000 at December 31, 1996 and $417,000 at December 31, 1995.

         Accumulated amortization at December 31, 1996 and 1995 was $8.0 million and $4.1 million, respectively. The Company evaluates the realization of intangible assets on a quarterly basis and adjusts, if necessary, the carrying value or useful life accordingly.

Research  and  Development:  Research  and  development  costs are  expensed  as incurred and include research and development expenses for new product development and costs to improve existing products. The Company does not engage in research and development activities in the normal course of business, but rather in point of use engineering.

Foreign Currency Translation: During 1995, due to changes in the sourcing of component parts to U.S. suppliers at MK Gain and the U.S. dollar-denominated financing secured by MK Gain in 1995, it was determined that MK Gain's functional currency was the U.S. dollar and not the Mexican peso. As a result, MK Gain remeasures monetary assets and liabilities at year end exchange rates and inventory, property and nonmonetary assets and liabilities at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except that depreciation, amortization and cost of sales are remeasured at historical rates. Adjustments resulting from the remeasurement are included in the result of operations as they occur. Gains and losses resulting from foreign currency transactions are included in income based upon the provisions of Statement of Financial Accounting Standards No. 52 Foreign Currency Translation. MK Gain has a contract that provides for escalation adjustments to the base contract based upon, among other things, changes in the exchange rate. Such escalation adjustments are included in revenues when realized.

Income Taxes: The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred or prepaid because of temporary differences between the financial statement and tax basis of assets and liabilities. The carrying amounts of deferred tax assets and liabilities are determined based on differences between the financial statement amounts and the tax basis of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has recorded a net deferred tax asset of $20 million reflecting the benefit of $71 million in loss carryforwards, which expire in varying amounts between 2004 and 2010. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized.

Asset Impairment: In March 1995, Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") was issued. The Company adopted SFAS 121 on January 1, 1996. Adoption of SFAS 121 did not have an effect on the Company's financial position or results of operations.

Stock-based Compensation: In October 1995, Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. SFAS 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company adopted SFAS 123 on January 1, 1996, and as permitted by that standard the Company retained the recognition provisions of Accounting Principles Board Opinion Number 25. Adoption of SFAS 123 did not have an impact on the Company's financial position or results of operations.

Environmental Remediation Liabilities: In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). SOP 96-1 is effective for fiscal years beginning after December 15, 1996. The Company believes that its liabilities have been recorded in compliance with SOP 96-1 and, therefore, implementation of SOP 96-1 will have no impact on the Company's financial position or results of operations.

Reclassifications: Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the current year presentation.

3.       Unusual Items
         The Company incurred charges for Unusual Items in 1996, 1995 and 1994 which consisted of the following:


                                                                           December 31,
                                                                  ---------------------------
                                                                     1996      1995      1994
                                                                  -------   -------   -------
                                                                          (In thousands)

Provisions for impaired assets and lease losses ...............   $ 2,126   $  --     $  --
High horsepower locomotive manufacturing and technology .......      --      20,273     8,398
Mountaintop facility writedown ................................      --       9,570      --
Locomotive lease fleet impairment .............................      --       7,064      --
Provision for loss on disposition of Australian operations ....      --       2,849      --
Contract losses ...............................................      --         500    12,418
Provision for loss on disposition of Argentine operations .....      --        --      11,060
Legal and finance (primarily attributable to stockholder
   litigation), Other .........................................      --         582     7,340
                                                                  -------   -------   -------
                                                                  $ 2,126   $40,838   $39,216
                                                                  =======   =======   =======


         Year Ended December 31, 1996
         As a continuation of the restructuring plan of the Company, which began in early 1996, charges were incurred due to the impairment of certain assets, facility rationalization and the restructuring of lease commitments.

         Year Ended December 31, 1995
         Charges for Unusual Items in 1995 were incurred principally due to the Company's exit from the high-horsepower locomotive manufacturing business, the writedown of the Mountaintop production facility, the impairment of the locomotive lease fleet and the disposition of the Company's Australian operations. These charges were incurred as part of the Company's restructuring plan, which would allow the Company to concentrate efforts on its core businesses.

         Year Ended December 31, 1994
         Charges  for  Unusual  Items in 1994  were  incurred  due to  losses on high-horsepower locomotive manufacturing, contract losses for locomotive remanufacturing, maintenance contracts, and losses on certain contracts in Australia, the restructuring and disposition of Argentine operations and legal costs incurred in connection with stockholder litigation. In 1994, the Company experienced significant operational and financial management turnover and incurred charges to provide for the losses on previously underbid contracts and the decision to terminate manufacturing operations in Argentina.

4.       Inventories
         Inventories consist of the following:


                                                                  December 31,
                                                             -------------------
                                                                1996        1995
                                                             -------     -------
                                                                (In thousands)
Raw materials ..........................................     $50,699     $74,251
Work in process ........................................      13,912      14,279
Finished goods .........................................      13,827      10,929
                                                             -------     -------

Total inventories ......................................     $78,438     $99,459
                                                             =======     =======


         Approximately $34 million and $37 million of total inventories at December 31, 1996 and 1995, respectively, were valued on the LIFO cost method, and the excess of current replacement cost of these inventories over the stated LIFO value was $902,000 and $3.6 million, at December 31, 1996 and December 31, 1995, respectively. Two of the Company's domestic subsidiaries value inventory on the LIFO basis.

5.       Accrued Expenses and Other Current Liabilities
         Accrued  expenses  and  other  current   liabilities   consist  of  the
following:


                                                                  December 31,
                                                               -----------------
                                                                  1996      1995
                                                               -------   -------
                                                                 (In thousands)
Accrued payroll and benefits ..........................        $ 8,075   $ 8,260
Warranty and overhaul accruals ........................          7,053     4,402
Reserve for future losses .............................          2,085    12,308
Other accrued liabilities .............................         11,023     8,301
                                                               -------   -------

     Total ............................................        $28,236   $33,271
                                                               =======   =======


6.       Underbillings
         During 1994, MK Gain entered into a long-term contract to provide maintenance and other locomotive services. Details relative to cumulative costs incurred and revenue recognized are as follows:

                                                              December 31,
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------
                                                             (In thousands)
Costs incurred .......................................   $ 101,326    $  56,602
Estimated earnings ...................................      12,682        6,655
                                                         ---------    ---------
                                                           114,008       63,257
Less billings to date ................................     (94,447)     (52,929)
                                                         ---------    ---------
Underbillings ........................................   $  19,561    $  10,328
                                                         =========    =========

7.       Indebtedness

         In August 1995, the Company and its subsidiaries entered into a $75 million loan agreement (the "Loan Agreement") with BankAmerica Business Credit ("BABC") which provided for revolving borrowings based on the amounts of eligible accounts receivable, inventory, and certain other assets which, together with property, plant and equipment, collateralized the amounts borrowed.
         The Loan Agreement was modified several times during 1995 and 1996 to revise covenants, provide for term borrowings, and various other provisions and, on September 10, 1996, was amended and renamed the Amended and Restated Loan and Security Agreement (the "Restated Agreement"). On December 31, 1996, the Restated Agreement was modified to effect reductions in rates on borrowings, reinstate the Company's ability to convert borrowings to LIBOR-based rather than base-rate loans, and to provide for a September 30, 1997 termination date for the Restated Agreement at which time all outstanding principal and interest would become due. In connection with the modifications to the Restated Agreement, the Company repaid amounts owed certain participating lenders who are no longer lenders under the Restated Agreement, as modified, and paid early termination fees to those lenders. The early termination fees and a proportionate unamortized portion of previously incurred deferred debt issuance costs were expensed as an extraordinary item of $1,751,000 in the 1996 statement of operations.
         Under the terms of the Restated Agreement, as modified, the interest rate on amounts drawn under the revolving portion of the facility was reduced to the base rate plus .5% (as compared to the prior rate of the base rate plus 1.5%), and the rate on the term loan portion of the facility was reduced to the base rate plus .75% (compared to the prior rate of the base rate plus 1.75%). Additionally, the modifications enabled the Company to convert revolving base-rate borrowings to LIBOR-based borrowings at LIBOR plus 2%. Under both the Loan Agreement and the Restated Agreement, the Company was required to pay a monthly fee based on the unused portion of its borrowing capacity. At December 31, 1996 and 1995, balances outstanding under the Restated Agreement and Loan Agreement were $29.8 million and $59.8 million, respectively, and unused borrowing capacity at those dates was $22.8 million and $3.1 million, respectively. The interest rates in effect on amounts borrowed at Decmber 31, 1996 ranged from 8.75% to 9.00%, and at December 31,1995 was 10%.
         The Restated Agreement provides for a maximum of $10 million of letters of credit, of which approximately $4.3 million was outstanding at December 31, 1996. The Company pays a monthly fee of 1.5% per annum on the undrawn amount of outstanding letters of credit.
         The  Restated   Agreement  provides  certain   restrictive   covenants,
including attaining a minimum consolidated tangible net worth, fixed charge coverage, limitations on capital expenditures, restrictions on the payment of dividends and other financial covenants.
         In November 1995, the Financial Accounting Standards Board Emerging Issues Task Force reached a consensus on issue number 95-22, "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement"("EITF 95-22"). In accordance with EITF 95-22, the Company has classified the balance of the revolving loans due under the Loan Agreement as current.
         On February 27, 1997, the Company and a syndicate of lenders led by Bank of America NT and SA entered into a Second Amended and Restated Credit Agreement to replace the Company's Restated Agreement with BABC. The facility consists of a $20 million amortizing term loan and a $55 million revolving credit line including a $15 million letter of credit subfacility. The entire $75 million facility is for a term of four years and is collateralized by substantially all of the domestic assets of the Company. Interest rate spreads charged under the new facility will reset at the end of each quarter based on the ratio of the Company's quarter-ending debt to trailing 12-month cash flow. Both base rate and LIBOR borrowings are available, at the Company's discretion. Interest rates range from LIBOR plus 0.50% to LIBOR plus 2.0%, and base rate plus 0.0% to base rate plus 1.0%. For the first six months of the facility, interest rates may not go below LIBOR plus 1.0% for LIBOR-based borrowings, and base rate plus 0.0% for base rate borrowings.
         On July 6, 1995, MK Gain entered into a $30 million loan agreement (the "Agreement") with Bancomer, S.A. ("Bancomer"), a Mexican bank. Under the Agreement, Bancomer will advance up to $30 million to finance 85% of the purchase price of U.S.-manufactured locomotive parts and components exported to Mexico for use in the overhaul of locomotives in connection with the Mexican National Railway contract. Each advance under the Agreement is subject to interest at the Funding Rate (5.9180% to 6.0625% at December 31, 1996), as defined in the Agreement plus 2.5%. The Canadian Imperial Bank of Commerce ("CIBC") has agreed to fund Bancomer in connection with this transaction. The Export-Import Bank of the United States ("Eximbank") has issued a credit guarantee which covers repayment risk between Bancomer and CIBC. Upon funding, Eximbank receives, from MK Gain, an Exposure Fee equal to 4.14% of each advance under the Agreement.
         Advances under the Agreement will be drawn over a period of up to 36 months from July 6, 1995 as documents evidencing MK Gain's receipt of U.S. exports are presented to the satisfaction of Bancomer, CIBC and Eximbank. Principal and interest payments on each advance are to be made in 10 semi-annual installments due on May 15 and November 15 of each year with interest payments beginning May 15, 1996 and principal payments beginning November 15, 1996. The Agreement provides for a prepayment penalty under certain circumstances. The balance outstanding at December 31, 1996 and 1995 was $18 million and $6 million, respectively. Maturities under the Agreement are as follows: 1997 to 2000 - $3,888,000 annually; and 2001 - $2,479,000.
         The Agreement contains certain covenants, including a requirement that MK Gain maintain specified cash-flow-to-debt-service and debt-to-equity ratios. Additionally, the return of $13.7 million of the initial equity investment to the Company from MK Gain is restricted by a subordination agreement. If MK Gain maintains specified operating and financial ratios, the subordination agreement permits payments of interest and principal on the intercompany debt concurrently with payments to Bancomer under the Agreement.
         In connection with the Agreement, MK Gain entered into a trust agreement ("Trust Agreement") with a Mexican multiple banking institution ("Trustee"). The Trust Agreement provides that all monies received from the Mexican National Railway contract are to be deposited into a trust. The Trustee is required to maintain specified balances in a reserve fund established for debt service. Once required debt service and other payments have been made, any remaining amounts in excess of the reserve fund requirements are to be returned to MK Gain. Amounts held in trust at the balance sheet date are classified as restricted cash and have been included in other non-current assets in the accompanying consolidated balance sheets at December 31, 1996 and 1995.
         On December 16, 1996, MK Gain and Bancomer amended the Agreement. The amendment is intended to provide MK Gain with greater financial flexibility by way of, among other modifications, an increase in the maximum permitted monthly disbursement from $1.1 million to $1.5 million, an increase in the maximum amount of principal that MK Gain is permitted to have outstanding under this facility from $23.5 million to $27.1 million, a change in the calculation of the success fee payable to Bancomer from 5.56% of net after-tax cash flow without limitation to a series of 11 fixed semi-annual payments of $75,000 each, and an initial payment of $90,000 which was made in December 1996. The amendment did not modify the interest rate or term of the facility.

         On December 16, 1996, MK Gain entered into an additional credit agreement with Bancomer which will provide up to $3.5 million in U.S. dollar financing, non-recourse to MotivePower, to support MK Gain's investments in property, plant and equipment. At December 31, 1996 and 1995, a domestic subsidiary of the Company had other outstanding debt obligations of $1.8 million and $2.2 million, respectively. These obligations consist primarily of Industrial Revenue Bonds ("IRB") in the amount of $1.4 million in 1996 and $1.6 million in 1995, and bear interest at rates ranging from 4.5% to 10%. Maturities under these obligations at December 31, 1996 were as follows: 1997 - $411,000; 1998 - $444,000; 1999 - $477,000; and 2000 - $471,000. Total maturities under long-term  obligations  are as follows:  1997 - $11,626,000;  1998 - $4,332,000;
1999 - $4,365,000; 2000 - $4,359,000; 2001 - $2,479,000.

8.       Redeemable Preferred Stock
         In  September  1995,  the Company  deposited  10,000  shares of Class A
Preferred Stock into a joint settlement account in connection with the settlement of certain class action suits. Effective as of May 15, 1996, the Company exercised its right to replace the Class A Preferred Stock with $1 million in cash and issued 10,000 shares of Class B Preferred Stock to The Fidelity & Casualty Company of New York in consideration of $1 million, which was in turn paid to the plaintiffs to satisfy the Company's obligations to settle the class action suits, and all of the previously issued shares of Class A Preferred Stock were simultaneously canceled. On December 6, 1996, the Company exercised its option to redeem all of the outstanding shares of Class B Preferred Stock at a price of $1.1 million including accrued dividends.

9.       Stock Option Plans
         The Company has established two stock option plans which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans.
         The compensation cost that has been charged against income was $775,000 and $63,000 for 1996 and 1995, respectively. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       1996              1995
                                                       ----              ----

Net income (loss)             As reported....       $   11,509      $   (40,414)
                              Pro forma......       $   11,104      $   (40,414)

Earnings (loss) per share     As reported....       $        .66    $     (2.34)
                              Pro forma......       $        .63    $     (2.34)

         The following weighted-average assumptions were used to estimate the fair value of each option grant on the grant date using the Black-Scholes option-pricing model in 1996 and 1995, respectively; dividend yield of zero percent for all years; expected volatility of 72% and 69%; risk free interest rates of 6.5% and 6.0%; and expected lives of 10 years for all plans.
         In the MotivePower Industries, Inc. Stock Incentive Plan (the "Incentive Plan"), a maximum of 2.5 million shares may be issued upon the exercise of stock options granted or through limited stock appreciation rights. Officers and other key employees of the Company or its subsidiaries are eligible to receive awards. The exercise price, term and other conditions applicable to each award are determined by the Compensation Committee of the Board of Directors at the time of the grant of each award and may vary with each award granted. Awards, which are made at not less than current market prices at date of grant, have been granted to executives and directors under the Incentive Plan in the form of stock options. Options granted generally vest either over a five-year period, 20% on each anniversary date following the grant, or a four-year period 25% on each anniversary date following the grant. All unexercised options expire 10 years from the date of grant, subject to acceleration in certain cases.
         Restricted stock awards for a total of 150,000 shares of the Company's Common Stock have been granted to certain key management employees. The weighted average grant date fair value of restricted stock granted was $5.27 per share. Sale restrictions on the restricted stock lapse between January 1, 1997 and June 30, 2001. The Company recorded an expense of $155,000 in 1996 related to the restricted stock.
         In the MotivePower Industries, Inc. Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan"), a maximum of 150,000 shares may be granted. The price per share of the options shall be equal to 50% of the fair market value of the stock on the grant date. All options granted shall vest over a three-year period, one-third on each anniversary date. Unearned compensation, representing the difference between the fair market value at the grant date and the exercise price is charged to income over the vesting period.
         A summary of the status of the Company's two stock option plans as of December 31, 1996 and 1995 and the changes during the years ending on those dates is presented below:



                                                                    1996                      1995
                                                          ------------------------   --------------------------

                                                                        Weighted                    Weighted
                                                                        Average                     Average
                                                                        Exercise                    Exercise
                                                           Shares       Price           Shares      Price
                                                          ----------    -----------   ----------    -----------

Outstanding at beginning of year ......................   1, 271,000    $  5.26        1,476,250    $   14.91
Granted ...............................................    1,261,500    $  4.96          532,000    $    7.72
Forfeited .............................................     (792,000)   $ 10.59         (737,250)   $   15.82
                                                          ----------                  -----------

Outstanding at end of year ............................    1,740,500    $  7.08        1,271,000    $    5.26
                                                          ==========                   ==========


Options exercisable at year end .......................      457,396                     313,292
Weighted average fair value of options
granted during the year ...............................    $    3.98                   $    6.20


         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1996:


                                       Options Outstanding                         Options Exercisable
                        ------------------------------------------------------    -----------------------------

                                         Weighted Average       Weighted                         Weighted
Range of                Number           Remaining              Average           Number         Average
Exercise Prices         Outstanding      Contractual Life       Exercise price    Exercisable    Exercise Price
---------------         -----------      ----------------       --------------    -----------    --------------

$4.75 to $16.00             374,000          7.5                     $  14.26       282,500        $     13.74
$5.375 to $8.00             105,000          8.6                     $   7.00        41,396        $      6.64
$2.84 to $8.00            1,261,500          9.3                     $   4.96       150,000        $      3.81
                          ---------                                                 -------

                          1,740,500                                                 457,396
                          =========                                                 =======



10.      Taxes on Income
         The Company and its domestic subsidiaries file a consolidated federal income tax return and certain combined or separate state income tax returns. MK Gain files an income tax return in Mexico. For tax periods ended prior to May 3, 1994, the Company filed consolidated federal income tax returns and certain combined state income tax returns with Morrison Knudsen and its subsidiaries. The Company is responsible for all taxes attributable to the Company with respect to periods ending after May 3, 1994.
         The components of income tax (expense) benefit are as follows:


                                           Year ended December 31,
                                      --------------------------------
                                        1996        1995        1994
                                               (In thousands)
                                      --------    --------    --------

Currently payable:
         U.S. federal ............   $ (1,687)   $   --      $ (2,370)
         State and local .........       (625)       (447)       (505)
         Foreign .................       --          --          (133)
                                     --------    --------    --------
                                       (2,312)       (447)     (3,008)
                                     --------    --------    --------
Deferred:
         U.S. federal ............     (4,235)     16,957      15,067
         State and local .........        345       3,172         332
         Foreign .................     (1,512)        212        (326)
                                     --------    --------    --------
                                       (5,402)     20,341      15,073
                                     --------    --------    --------

Total income tax (expense) benefit   $ (7,714)   $ 19,894    $ 12,065
                                     ========    ========    ========


         For the year ended December 31, 1996, income tax expense was $7.7 million, and the extraordinary loss on debt extinguishment produced an income tax benefit of $687,000.

         As discussed in Note 12, on September 10, 1996, the Company repurchased for $34.6 million all of the debt plus accrued interest of the Company owed to Morrison Knudsen, which totaled $56.6 million. This settlement decreased the net deferred tax asset by $3.9 million. On June 15, 1995 the Company and Morrison Knudsen entered into an agreement under which the Company's net intercompany account was reduced by $29.5 million. This settlement decreased the net deferred tax asset by $10.9 million.
         At December 31, 1996, MK Gain had a net operating loss carryforward of approximately $23.4 million expiring in various amounts during 2004-2005, and the Company had a consolidated U.S. federal net operating loss carryforward of approximately $48 million expiring in various amounts during 2009- 2010. Due to an ownership change on September 11, 1996, the Company will be restricted as to annual use of certain tax attributes.
         For the years ended  December  31, 1996,  1995 and 1994 foreign  income
(loss) before income tax (benefit) was $4.6 million, ($3.2) million and ($12.3) million, respectively.
         Deferred tax assets and liabilities as of December 31, 1996 and 1995 consist of the following:


                                                  December 31, 1996                 December 31, 1995
                                            ----------------------------      ------------------------------
                                            Assets   Liabilities   Total      Assets    Liabilities    Total
                                            ------   -----------   -----      ------    -----------    -----
                                                    (In thousands)                    (In thousands)
Provision for estimated
   losses .............................   $ 18,624    $  --      $ 18,624    $ 22,818    $   --      $ 22,818
Depreciation ..........................       --       (3,022)     (3,022)       --        (5,753)     (5,753)
Revenue recognition ...................       --       (3,293)     (3,293)       --        (5,230)     (5,230)
Employee benefit plans ................      2,249       --         2,249       1,246        --         1,246
Deferred costs ........................       --         (538)       (538)       --        (1,834)     (1,834)
Affiliate earnings ....................      3,222       --         3,222       3,519        --         3,519
Other .................................        260       --           260         854        --           854
Net operating loss
   carryforwards ......................      8,792       --         8,792      22,400        --        22,400
                                          --------    -------    --------    --------    --------    --------

Subtotal ..............................     33,147     (6,853)     26,294      50,837     (12,817)     38,020
Valuation allowance ...................     (6,311)      --        (6,311)     (9,408)       --        (9,408)
                                          --------    -------    --------    --------    --------    --------

Net deferred tax assets
   (liabilities) ......................   $ 26,836    $(6,853)   $ 19,983    $ 41,429    $(12,817)   $ 28,612
                                          ========    =======    ========    ========    ========    ========


         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for certain net operating loss carryforwards not expected to be utilized and for losses anticipated to produce no tax benefit.

         The provision for income taxes differ from the amounts computed by applying the statutory U.S. Corporate income tax rate of 35% for all years shown for the following reasons:


                                                                    Year ended December 31,
                                                                -------------------------------
                                                                  1996        1995      1994
                                                                -------    --------    --------
                                                                       (In thousands)

U.S. corporate income tax (expense) benefit at statutory rate   $(7,100)   $ 21,108    $ 19,547
Research and development tax credits ........................      --          --           149
State income taxes, net of federal benefit ..................      (855)      1,187       2,205
Foreign income taxes ........................................      --           680         328
Losses involving jurisdictions without tax benefit ..........      --        (1,590)     (4,242)
Valuation allowance .........................................     1,762      (2,156)     (6,063)
Other .......................................................    (1,521)        665         141
                                                                -------    --------    --------

Income tax (expense) benefit ................................   $(7,714)   $ 19,894    $ 12,065
                                                                =======    ========    ========


11.      Benefit Plans
         Retirement: Beginning in May 1994, the Company established a defined contribution, 401(k) savings plan to replace the former Morrison Knudsen plan. In January 1996, the Company suspended Company contributions to the 401(K) savings plan. On January 1, 1997 the Company partially reinstated those contributions equal to 1% of an eligible employees gross salary in the form of Company stock. The program may be fully reinstated (2%) later in 1997 dependent upon the achievement of certain performance goals. The Company's costs of this plan were $71,000, $752,000 and $446,000 for 1996, 1995 and 1994, respectively.
           In addition, Company salaried employees participated through April 1994 in a Morrison Knudsen Employee Stock Ownership Plan ("ESOP"). Compensation expense was $281,000 in 1994. The Company's employees had the option of transferring their contributions into the Company's new 401(k) plan or leaving their contributions in the Morrison Knudsen ESOP.

           One of the Company's subsidiaries sponsored a non-contributory defined benefit pension plan covering certain nonunion salaried employees of that subsidiary. During 1994, the subsidiary curtailed its plan resulting in a loss of $233,000. In 1996 the plan was settled which resulted in a gain of $309,000. Pension cost included the following components:


                                                 Year ended December 31,
                                                 -----------------------
                                                  1996     1995    1994
                                                 -----    -----   -----
                                                     (In thousands)
Service cost of benefits earned during year .   $  --    $ --     $  39
Interest cost on projected benefit obligation      --      61        16
Prior service cost ..........................     311      --        --
Return on plan assets .......................      --     (96)      (10)
Net amortization and deferral ...............      --     (22)       10
                                                -----    ----    ------

Net periodic pension (income) cost ..........     311     (57)       55
Curtailment loss ............................      --      --       233
Settlement gain .............................    (309)     --        --
                                                -----    ----    ------
Pension (income) cost .......................   $   2    $(57)   $  288
                                                =====    ====    ======

           The funded status of the plan is as follows:


                                                             December 31,
                                                            --------------
                                                            1996      1995
                                                            ----      ----
                                                           (In thousands)
Accumulated benefit obligation (all vested) ...........   $ --     $  (868)
                                                          ======   =======


Projected benefit obligation ..........................     --     $  (868)
Plan assets at fair value .............................     --       1,183
                                                          ------   -------

Excess of plan assets over projected benefit obligation     --         315
Unrecognized net gains ................................     --        (309)
                                                          ------   -------

Prepaid pension liability .............................   $   --   $     6
                                                          ======   =======


           The discount rates used in determining the actuarial present value of the accumulated benefit obligation were 7.5% and 8.5% for 1995 and 1994, respectively. The expected long-term rate of return was 8.5% for 1995 and 1994.
           The Company participates in multiemployer pension, and health and welfare plans. The plans are defined contribution plans and provide benefits for craft employees covered under collective bargaining agreements at Boise Locomotive and Motor Coils. Costs under the plan amounted to $2.1 million, $2.3 million and $3.8 million for 1996, 1995 and 1994, respectively.
           The Company adopted two long-term incentive plans for selected employees in 1994. The plans provide deferred compensation based upon total shareholder return or return on total capital. No compensation expense was recognized in connection with these plans in 1996, 1995 or 1994.

 Health Care: Certain health care benefits are provided for employees who retired prior to July 1, 1993. Employees who have retired, or will retire, thereafter must pay the full cost of postretirement health care benefits. Retirees who retired before July 1, 1990 pay no contributions for coverage while those who retired after July 1, 1990 and before July 1, 1993 make monthly contributions equal to 1% of their final annual pay.

           Net   post-retirement   health  care  cost   includes  the  following
components:


                                            Year Ended December 31,
                                            -----------------------
                                              1996   1995  1994
                                              ----   ----  ----
                                               (In thousands)
Interest cost on accumulated postretirement
   benefit obligation .....................   $122   $138   $79
Net amortization and deferral .............     25     20    17
                                              ----   ----   ---

Net postretirement health care cost .......   $147   $158   $96
                                              ====   ====   ===


           The plans' funded status was as follows:


                                                           December 31,
                                                  ---------------------------
                                                  1996        1995       1994
                                                  ----        ----       ----
                                                         (In thousands)
Actuarial present value of benefit obligation:
     Retirees ................................   $(1,578)   $(1,800)   $(1,678)
                                                 =======    =======    =======

Accumulated postretirement benefit
     obligations in excess of plan assets ....    (1,578)    (1,800)    (1,678)
Unrecognized net loss ........................       266        505        455
                                                 -------    -------    -------

Accrued postretirement health care
obligation ...................................   $(1,312)   $(1,295)   $(1,223)
                                                 =======    =======    =======


           Assumptions used for the Company's retiree health care plans as of December 31 include:


                                                    1996    1995    1994
                                                    ----    ----    ----
 Discount rate for determining benefit obligations  7.5%    7.0%    8.5%
 Discount rate for interest cost                    7.0%    8.5%    7.0%

           The annual rate increase in the per capita cost of health care benefits is assumed to be 9% in 1996, decreasing to 8% in 1999 and then grading down .5% per year to 4.5% in 2006 and thereafter, over the projected payout period of the benefits. A 1% increase in the health care cost trend rate would increase accumulated postretirement benefit obligation as of December 31, 1996 by $133,347 and the aggregate of the service and interest cost components for the year then ended by $13,052.

12.        Related Party Transactions
           As of December 31, 1995, the Company's note payable to Morrison Knudsen was $52.1 million. This note related to various items, including advances made to the Company by Morrison Knudsen net of repayments made by the Company to Morrison Knudsen.
           On June 15, 1995, in order to settle their good faith dispute regarding the intercompany account and the various transactions related thereto, the Company and Morrison Knudsen entered into an agreement under which the Company's net intercompany account was reduced by $29.5 million from $81.7 million as of May 31, 1995 to $52.2 million.
           The $52.2 million original balance of the net intercompany account was evidenced by an unsecured promissory note, due May 31, 2000, bearing interest at the prime rate. On September 10, 1996, the Company repurchased for $34.6 million all of the debt of the Company owed to Morrison Knudsen. The amount of the debt outstanding as of the date of repurchase, including accrued interest, was $56.6 million. The effect of this transaction was an increase to additional paid-in capital of $14.9 million, a decrease in the Deferred Tax Asset of $3.9 million and a reduction in amounts due to Morrison Knudsen of $56.6 million.
           The Company leases certain facilities from certain directors and former directors and officers of the Company. Lease payments, including utilities, to these individuals totaled $1.1 million, $986,000 and $900,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

           The Company incurred $1.9 million and $3.6 million of legal fees and expenses from a firm in which a former officer of the Company is a shareholder, for the years ended December 31, 1996 and 1995, respectively.

13.        Commitments and Contingencies
           The Company has commitments and performance guarantees arising from locomotive remanufacturing contracts and maintenance agreements, and warranties from the sale of new locomotives, remanufactured locomotives and locomotive components.

Environmental: The Company is subject to federal, state, local and foreign environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances and petroleum products (collectively referred to as "waste"). Examples of regulated activities are the disposal of lubricating oil, the discharge of water used to clean parts and to cool machines, the maintenance of underground storage tanks and the release of particulate emissions produced by Company operations. For some activities the Company must obtain permits.
           Violation of environmental laws or regulations could subject the Company and its management to civil and criminal penalties and other liabilities. In addition, third parties may make claims for personal injuries and property damage associated with releases of waste. A current or prior owner or operator of property may be required to investigate and clean up waste releases and may be liable to governmental entities or some other third party for their investigation and remediation costs in connection with the contamination. The Company arranges for the disposal or treatment of waste at disposal or treatment facilities owned by third parties. The Company could be liable for the costs of removing or remediating a release of waste at such facilities.
           Because it owns and operates property, the Company may have responsibility and liability even if it does not know of or cause the presence of contaminants. Liability is often joint and several and is generally not limited. The cost to investigate, remediate and remove waste may be substantial and may even exceed the value of the property or the aggregate assets of the owner or operator. The Company may have difficulty selling or renting contaminated property or borrowing against such property. The government sometimes creates liens against property for damages and costs it incurs in connection with contamination. The Company has potential liabilities associated with its and its predecessor's past waste disposal activities, including disposal activities at plants currently being operated by the Company.

Boise, Idaho
       Heavy equipment repair and locomotive remanufacturing commenced at Boise Locomotive in 1972. At the time, solvents were used in the process of cleaning parts and equipment as part of the repair/remanufacturing process at the facility. Wastewater generated from the equipment cleaning process containing solvents was discharged during the process to in-ground wastewater separation basins that were connected to buried drain fields. This wastewater treatment system was in place until 1984. In 1985, the Company's predecessor received notices from the Idaho Department of Health and Welfare, Division of Environmental Quality and the United States Environmental Protection Agency, indicating that it was in violation of state and federal environmental laws with respect to this treatment system at Boise Locomotive. Related regulatory requirements led to the closure of the buried drain fields and a buried trench that was used for disposal of waste material. Further requirements led to the issuance in 1991 of a Resource Conservation and Recovery Act Part B Post Closure Permit (the "Permit"), which is the formal permit pursuant to which a detailed corrective action plan is specified for groundwater cleanup and for protection of the public and environment following the "closure" or termination of the releases which created the problem. In compliance with the Permit, about 57 wells have been drilled on the Boise Locomotive property and on adjacent property to monitor, collect, and treat contaminated shallow groundwater, to monitor any movement of the contaminated plume, and to monitor the deeper groundwater systems at the facility. The Company has estimated the expected aggregate undiscounted costs to be incurred over the next 24 years, adjusted for inflation at 3% per annum, to be $4.8 million, based on the Permit's corrective action plan, and $4.4 million for contingent additional Permit compliance requirements related to off-site groundwater contamination. The discounted liability at December 31, 1996, using a discount rate of 6.5%, was $2.1 million based on the Permit's corrective action plan, and $2 million for contingent additional Permit compliance requirements related to off-site groundwater contamination. The estimated outlays for each of the five succeeding years from 1997 to 2001 are: $253,000, $260,000, $268,000, $317,000 and $284,000. The
Company was in compliance with the Permit at December 31, 1996. In addition, Boise Locomotive would be liable for any damages resulting from hazardous substances migrating from the facility to deeper groundwater systems, including the regional aquifer system which serves most of the domestic and industrial users of groundwater in the area (which includes and extends beyond Boise). Three private off-site wells are known to have been impacted by shallow groundwater contamination. Two of these wells are used for residential domestic purposes, and the third well is used for supply to a pond and landscape watering for a residential subdivision. Boise Locomotive has entered into agreements whereby the residential domestic use of the wells will be abandoned and domestic water will be provided via a public water supply hook-up. In the event of contamination of the regional aquifer, Boise Locomotive would be required, among other things, to provide potable water to affected users and to install a treatment system to clean up the polluted water, and could incur other liabilities, the combined cost of which cannot be estimated, but would be expected to be material in amount. The regional aquifer system, however, occurs at a depth which is approximately 200 feet below the shallow contaminated groundwater that is currently being remediated. While management believes there is no evidence that the regional aquifer system is currently threatened by releases of contaminants from Boise Locomotive, no assurance can be given in this regard.

Mexico
         Through its MK Gain, S.A. de C.V. ("MK Gain") subsidiary, the Company has operational responsibility for facilities in Acambaro and San Luis Potosi in Mexico, pursuant to a contract with the Mexican National Railway. Under the contract, MK Gain is responsible for performing certain work related to environmental protection at the facilities, such as waste water treatment, storm water control, tank repair, and spill prevention and control. The costs of this work are either to be directly reimbursed to MK Gain by the Mexican National Railway or recoverable through fees payable under the contract, which has been structured to account for such cost. No assurance can be given, however, that the Mexican National Railway will not dispute any submissions for reimbursement or that the fee structure under the contract will, in fact, cover costs. MK Gain's operations are subject to Mexican environmental laws and regulations. It has obtained, or is in the process of obtaining, environmental permits, licenses and approvals required for its operations.

Mountaintop, Pennsylvania
         The Comprehensive Environmental Response, Compensation and Liability Act (also known as "CERCLA" or "Superfund") is a federal law regarding abandoned hazardous waste sites which imposes joint and several liability, without regard to fault or the legality of the original act, on certain classes of persons, including those who contribute to the release of a "hazardous substance" into the environment. Foster Wheeler Energy Corporation ("FWEC") is named as a potentially responsible party with respect to the Company's Mountaintop, Pennsylvania plant, which has been listed by the EPA in its data base of potential hazardous waste sites, the Comprehensive Environmental Response, Compensation and Liability Information System ("CERCLIS"). FWEC, the seller of the Mountaintop property to the Company's predecessor in 1989, agreed to indemnify the Company's predecessor against any liabilities associated with this Superfund site. Management believes that this indemnification arrangement is enforceable for the benefit of the Company and, although such obligation is unsecured and therefore structurally subordinate to secured indebtedness of FWEC, that FWEC has the financial resources to honor its obligations under this indemnification arrangement. This indemnification does not alter the Company's potential liability to third parties (other than FWEC) or governmental agencies under CERCLA but creates contractual obligations on the part of FWEC for such liabilities.

Richland Township, Pennsylvania
         Motor Coils owns a vacant lot in Richland Township, Pennsylvania which has been subject to unauthorized dumping by unknown parties. The Company has not yet tested the soil at the site or materials disposed there. Based on a visual inspection, Motor Coils cannot yet estimate the cost to remove and properly dispose of the material, and does not believe that the removal will have a material adverse impact on the Company's financial position or results of operations.

         St. Louis, Missouri Motor Coils completed voluntary remediation of surficial contamination resulting from a release of xylene in connection with a storage tank leak at its St. Louis, Missouri facility. Motor Coils notified the relevant state regulatory agency of its remediation plan and, with the concurrence of the state agency, initiated site remediation in 1994. Based on monitoring results, the Company discontinued site remediation in 1996.
         The Company believes that its planned expenditures are adequate to meet its known environmental obligations and liabilities, including those under the Permit, and under CERCLA and similar legislation. The Company's knowledge of its environmental obligations and liabilities is, for the majority of its facilities, based on assessments and due diligence conducted by its predecessor's personnel and Phase I and/or Phase II environmental assessments conducted by third-party consultants. No assurance can be given, however, that stricter interpretation and enforcement of existing environmental laws or regulations, the adoption of new laws or regulations, the discovery of currently unknown waste or contamination for which the Company may be liable, the inability of the Company to enforce the indemnification with respect to the Mountaintop plant or the continued spread of the hazardous waste plume through off-site groundwater near Boise Locomotive will not result in significantly higher environmental costs to the Company.
          Environmental laws and regulations are subject to change at any time. Compliance with current or future laws and regulations could potentially necessitate significant capital outlays by the Company, affect the economics of a given project or cause material changes or delays in intended activities.

 Leases: The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 12 years, excluding renewal options.
         The Company has also financed its locomotive lease fleet with operating leases arising from sale and leaseback transactions. The Company has sold remanufactured locomotives to various financial institutions and leased them back under operating leases with terms from five to 20 years.
         Total net rental expense (income) charged (or credited) to operations in 1996, 1995 and 1994 was $(799,000), $(504,000), and $3 million, respectively.
Certain of the Company's equipment rental obligations under operating leases pertain to locomotives which are subleased to customers under both short-term and long-term agreements. The above amounts are shown net of sublease rentals of $8.7 million, $7.8 million, and $5.7 million for the years 1996, 1995 and 1994, respectively. Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows (in thousands):


                                                         Sublease
                   Year     Real Estate   Equipment      Rentals          Total
                  -----      --------      --------      --------       --------
                   1997      $  1,005      $  6,139      $ (4,751)      $  2,393
                   1998           999         5,933        (4,395)         2,537
                   1999         1,041         4,852        (2,750)         3,143
                   2000         1,039         4,748        (2,750)         3,037
                   2001         1,044         4,616        (2,376)         3,284
             2002 and after     4,188        33,039       (12,805)        24,422


 Legal Proceedings: In December 1995, Morrison Knudsen, the Company and certain of Morrison Knudsen's directors and officers were named as defendants in a complaint (the "Pilarczyk Lawsuit") filed in the United States District Court for the Northern District of New York by plaintiffs who were principals in and/or held substantial stock in TMS, Inc. ("TMS"), a New York corporation acquired by Morrison Knudsen on December 30, 1992. The complaint alleges, among other things, violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, breach of contract, unjust enrichment, negligent misrepresentation and common law fraud during Morrison Knudsen's acquisition of TMS in 1992. Plaintiffs assert that the Company, which was not formed by Morrison Knudsen until 1993, is fully responsible for the acts of Morrison Knudsen. However, the actions complained of occurred before the Company was formed and the Company did not assume such liabilities of Morrison Knudsen. A motion to dismiss, filed in April 1996 on behalf of all defendants to the Pilarczyk Lawsuit, is still pending. Counsel to the Company believes the causes of action in the Pilarczyk Lawsuit relating to the Company are without merit and the Company expects that it will be successful on this motion, even if the suit is not dismissed as to all defendants. If the Company is successful, the Company intends to make appropriate requests to the court to seek to require the plaintiff to pay the Company's legal fees and costs.
         In June 1995, the Company was named as defendant in a complaint filed with the Idaho Human Rights Commission (the "Idaho Commission") and the Equal Employment Opportunity Commission by a female employee on behalf of herself and other women employed by the Company alleging discrimination based on sex, which complaint was amended in December 1995 to include allegations of retaliatory discharge. In 1996, the idaho Commission announced that it found no probable cause to believe either discrimination or retaliatory discharge had occurred as alleged in the complaint and, accordingly, the proceeding was dismissed.
          The Company is engaged in a commercial dispute with a former supplier, Samyoung Machinery Industrial Co. and Samyoung (America), Inc. (collectively, "Samyoung"). The Company filed suit on April 16, 1996 alleging delivery of defective product and seeking damages in excess of $1 million. Samyoung denies that the product was defective and countersued to recover $300,000 under the contract, and $10 million for trade libel and interference with prospective economic relationships as a result of the Company allegedly making false disparaging statements concerning the diesel engine assembly liners to customers. The Company believes that Samyoung's claims are without merit, and, to date, no evidence supporting Samyoung's counterclaims has come to light through the discovery being conducted by the parties. The Company intends to vigorously prosecute its own claims and defend against Samyoung's counterclaims.
          In the ordinary course of its business, the Company is involved in legal proceedings incident to the normal conduct of its business, including contract claims and employee matters. Although the outcome of any pending legal proceeding cannot be predicted with certainty, at December 31, 1996, the Company had accrued approximately $405,000 for these matters. In part because of this accrual, and based upon the information obtained to date, management believes that such legal proceedings, individually and in the aggregate, will not have a material adverse effect on the consolidated operations or financial condition of the Company.

14.      Geographic Information and Major Customers
         A summary of the Company's operations for the years ended December 31, 1996, 1995 and 1994 and the operating assets employed at the end of such years by geographic area as follows:



                                                        Year Ended December 31,
                                                    ------------------------------
                                                    1996         1995         1994
                                                    ----         ----         ----
                                                            (In thousands)
Sales
United States ...............................   $ 253,026    $ 234,300    $ 315,323
Mexico ......................................      51,196       46,032       17,919
Australia ...................................        --          1,830       36,041
Argentina ...................................        --           --          4,923
United States sales to other geographic areas     (12,815)     (18,444)      (5,669)
                                                ---------    ---------    ---------

     Net sales to customers .................   $ 291,407    $ 263,718    $ 368,537
                                                =========    =========    =========




                                          Year Ended December 31,
                                    -------------------------------
                                        1996       1995        1994
                                    --------   --------    --------
                                            (In thousands)
Operating income (loss)
     United States ..............   $ 19,051   $(48,319)   $(38,447)
     Mexico .....................      5,181      1,691       1,705
     Australia ..................       --       (4,485)       (674)
     Argentina ..................       --         --       (12,561)
                                    --------   --------    --------

          Operating income (loss)   $ 24,232   $(51,113)   $(49,977)
                                    ========   ========    ========





                                      Year Ended December 31,
                                      -----------------------
                                        1996        1995
                                        ----        ----
                                         (In thousands)
Identifiable assets
     United States ................   $181,131   $238,258
     Mexico .......................     52,913     42,690
                                      --------   --------

          Total identifiable assets   $234,044   $280,948
                                      ========   ========



         The following table shows the annual percentage of the Company's sales to customers who accounted for 10% or more of the Company's sales for the three years ended December 31, 1996:


                                                 Year Ended December 31,
                                            -------------------------------
                                            1996          1995         1994
                                            ----          ----         ----
Burlington Northern/Santa Fe.......          19%           18%           12%
Union Pacific/Southern Pacific.....          16%           21%           32%
Mexican National Railway...........          14%           14%            5%

         The Mexican National Railway has the right, exercisable at any time, to rescind its contract with the Company. While it is not presently determinable what effect, if any, this would have, if the contract is rescinded, the Company has the right to collect a termination payment intended to provide for the recovery of the Company's investment. In addition, the contract with the Mexican National Railway is subject to certain governmental privatization actions.

15.      Supplemental Pro Forma Earnings Per Share
         Supplemental pro forma earnings per share for the year ended December 31, 1994 is determined by dividing the adjusted net income for the period by the number of shares determined as follows due to the initial public offering:


Common stock outstanding
   prior ..................................          11,149,000
Incremental shares of
   common stock ...........................           5,111,005
Weighted average shares
   since May 3, 1994 ......................             592,663
                                                     ----------

Weighted average shares ...................          16,852,668
                                                     ==========


         The net loss for the year ended December 31, 1994, was adjusted to reflect the additional interest expense on a $19 million debt from January 1, 1994, through February 25, 1994, transferred from Morrison Knudsen and assumed by the Company and the reduction of interest expense resulting from the assumed payment of $35.6 million dividend notes and $39.6 million gross intercompany debt due Morrison Knudsen as if such debt had been paid at the beginning of 1994.

16.      Financial Instruments
         The estimated fair values of financial instruments have been determined by the Company, using available market information and appropriate valuation methodologies. Although considerable judgment is necessarily required in interpreting market data to develop estimates of fair value, due to the small notional amount of outstanding letters of credit, in the estimation of the Company's management, the fair values of the Company's financial instruments are not materially different from their carrying values on the Company's financial statements. In management's estimation, based on the variable interest rates applicable to outstanding long-term debt, the fair value of the long-term debt is not materially different from its carrying value.

17.      Quarterly Financial Information (unaudited)
         The following information summarizes the Company's quarterly financial results. Information for the first and second quarters of 1995 has been restated for the effects of certain accounting adjustments.


                                                       Quarter
                                 ---------------------------------------------------------
                                 First       Second       Third        Fourth        Total
                                 -----       ------       -----        ------        -----
                                              (In thousands, except per share data)
1996
----
Net sales .................   $  69,655    $  66,581    $  69,046    $  86,125    $ 291,407
Unusual items .............        --           --           --         (2,126)      (2,126)
Gross profit ..............      13,786       12,885       12,716       17,460       56,847
Income before extraordinary
items .....................       2,584        2,437        2,588        4,964       12,573
Extraordinary item ........        --           --           --         (1,064)      (1,064)
Net income ................       2,584        2,437        2,588        3,900       11,509
Earnings per share before
extraordinary items .......        0.15         0.14         0.15         0.28         0.72
Earnings per share ........        0.15         0.14         0.15         0.22         0.66

1995
----
Net sales .................   $  78,404    $  60,669    $  57,189    $  67,456    $ 263,718
Unusual items .............        --         (2,849)        (125)     (37,864)     (40,838)
Gross profit (loss) .......      10,181        6,642       10,822      (32,812)      (5,167)
Net loss ..................      (4,155)      (3,735)      (3,212)     (29,312)     (40,414)
Loss per share ............       (0.24)       (0.22)       (0.19)       (1.67)       (2.34)



18.      Subsequent Event
         On March 6, 1997 the Company signed a letter of intent to sell its Mountaintop, Pa. plant for $2.9 million. The transaction, which is subject to certain conditions, is expected to close later this year.

                                    PART III

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Information regarding directors and executive officers of the Company is set forth under the captions "Election of Directors" and "Information Concerning Executive Officers" in the company's proxy statement related to the 1997 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference.

Item 11.          EXECUTIVE COMPENSATION

                  Information required by this item is set forth under the caption "Compensation" in the Proxy Statement and, except for the information under the caption "Executive Compensation - Report of the Compensation Committee" and "Executive Compensation - Performance Information", is incorporated herein by reference.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  Information required by this item is set forth under the caption "Security Ownership" in the Proxy Statement and is incorporated herein by reference.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Information required by this item is set forth under the caption "Certain Relationships and Related transactions" in the Proxy Statement and is incorporated by reference herein.

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K

(a)  Documents filed as a part of this Report:

         (1) A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth on page 22 hereof.

         (2) See Item 14(d) below, for a description of the financial statement schedule filed as a part of this Annual Report on Form 10-K.

         (3) The following Exhibits are included as a part of this Annual Report on Form 10-K or are incorporated herein by reference:


Exhibit No.                                  Document Description
-----------                                  --------------------

3.01[1]        Form of Amended and Restated  Certificate of Incorporation of the
               Company
3.02[18]       Form  of  Amended  and  Restated  By-Laws  of the  Company  as of
               December 26, 1996
3.03[7]        Designation of Rights and Preferences of Class A Preferred Stock
3.04[7]        Designation of Rights and Preferences of Class B Preferred Stock
3.05[9]        Certificate  of  Designations  of  Series C Junior  Participating
               Preferred Stock
3.06[12]       Certificate of Designations of Class B Preferred Stock
3.07[18]       Certificate  of Ownership and Merger of  MotivePower  Industries,
               Inc. Into MK Rail Corporation dated December 26, 1996.
4.01[9]        Rights  Agreement,  dated as of January  19,  1996,  between  the
               Company and Chemical Mellon Shareholder Services, L.L.C.
4.02[9]        Form of Right Certificate
4.03[11]       Amendment to Rights  Agreement  dated as of April 5, 1996 between
               the  Company  and  Chase  Mellon  Shareholder  Services,   L.L.C.
               (Formerly Chemical Mellon Shareholder Services, L.L.C.)
4.04[13]       Second  Amendment to Rights  Agreement  dated as of June 20, 1996 between the Company and Chase Mellon Shareholder Services, L.L.C.
10.01[2]       Environmental  Liability  Transfer  Agreement between the Company and Morrison Knudsen Corporation
10.02[2]       Corporate Support and Professional Services Agreement between the
               Company and Morrison Knudsen Corporation
10.03[2]       Form of Tax Matters  Agreement  between the Company and  Morrison
               Knudsen Corporation
10.04[1]       Agreement  between Morrison Knudsen  Corporation and Local 370 of the International Union of Operating Engineers, effective July 1,
               1992
10.05[1]       Agreement between Motor Coils Manufacturing Company and Local 606 of the International Union of Electronic,  Electrical,  Salaried,
               Machine and Furniture Workers, AFL-CIO, effective August 1, 1990

10.06[1]       Agreement between Motor Coils Manufacturing Company and Local 607 of the International Union of Electronic,  Electrical,  Salaried,
               Machine and Furniture  Workers,  AFL-CIO,  effective  November 1,
               1990
10.07[1]       Agreement between Motor Coils Manufacturing Company and Local 823 of the International Union of Electronic,  Electrical,  Salaried,
               Machine and Furniture Workers, AFL-CIO, effective July 1, 1992
10.08[3]+      Railroad Equipment Lease Agreement between Caterpillar  Financial
               Services  Corporation  and Morrison  Knudsen  Corporation,  dated
               December 27, 1991
10.09[3]+      Railroad Equipment Lease Agreement between Caterpillar  Financial
               Services  Corporation  and Morrison  Knudsen  Corporation,  dated
               December 21, 1993
10.10[3]+      Master  Equipment  Lease  Agreement  between  Pitney Bowes Credit
               Corporation and Morrison Knudsen Corporation,  dated December 21,
               1991
10.11[3]+      Master  Equipment  Lease  Agreement  between  Pitney Bowes Credit
               Corporation and Morrison Knudsen Corporation,  dated December 10,
               1993
10.12[1]       Passenger  Railway Service Joint Venture Agreement between Benito
               Roggio  e  Hijos,  S.A.,  Cometrans,  S.A.,  Burlington  Northern
               Railroad Company and Morrison Knudsen Corporation,  dated June 1,
               1992
10.13[1]       Joint Venture Agreement between Morrison Knudsen  Corporation and
               Cometrans S.A. and IDESA S.A., dated May 7, 1993
10.14[3]       Concession Agreement between the Argentine Government Ministry of
               Economy and Public Works and Services and Metrovias S.A.
10.15[6]       Waiver and  Amendment  Letter  Agreement  dated  February 7, 1995 between the Company and PNC Bank, National Association
10.16[2]       Form of MotivePower Industries , Inc. Stock Incentive Plan
10.17[1]       Credit Agreement  between Morrison Knudsen  Corporation and CIBC,
               Inc., dated as of February 18, 1994
10.18[6]       Lease between M & T Partners and Motor Coils  Manufacturing  Co., dated July 16, 1991, and Amendment dated January 30, 1995
10.19[1]       Lease  between  Pittsburgh   Flatroll  Company  and  Motor  Coils
               Manufacturing Company, dated March 1, 1991
10.20[6]       Lease between MotivePower Industries, Inc. and SCI North Carolina
               Limited Partnership dated May 17, 1995
10.21[6]       Lease  between  MotivePower  Industries,  Inc. and M & T Partners effective  April 1,  1994
10.22[10]      Employment Agreement between the Company and Joseph Fearon
10.23[2]       Form of Employment  Agreement  between the Company and Michael J.
               Farrell
10.24[3]       Master Lease Purchase Agreement, dated December 29, 1993, between
               MetLife Capital Corporation and Morrison Knudsen Corporation.
10.25[5]       Revolving  Credit and Letter of Credit  Insurance  Agreement  and
               Receivables  Purchase  Agreement  dated  September 30, 1994 among
               MotivePower Industries,  Inc., Touchstone, Inc. MK Engine Systems
               Company, Inc., Motor Coils Manufacturing Co., Power Parts Company
               and PNC Bank, National Association
10.26[4]       Form of  Company's  Indemnification  Agreement  and a schedule of
               individuals   with  whom  the  Company  has  entered   into  such
               agreements
10.27[5]       A schedule listing  additional  individuals with whom the Company has entered into Indemnification Agreements

10.28[5]       Employment Agreement between Company and Joseph S. Crawford dated as of March 29, 1994
10.29[5]       Receivables  Purchase  Agreement  dated as of September 30, 1994, among the Company,  Touchstone,  Inc., MK Engine Systems Company,
               Inc.,  Motor Coils  Manufacturing  Co., Power Parts Company,  and
               Clark Industries, Inc., and PNC Bank, National Association
10.30[5]       Indemnification   Agreement  between  the  Company  and  Morrison
               Knudsen Corporation, dated as of October 20, 1994
10.31[5]       MotivePower Industries, Inc. Deferred Compensation Plan
10.32[6]       Amended  and  Restated  Revolving  Credit  and  Letter  of Credit
               Issuance   Agreement  dated  March  31,  1995  among  MotivePower
               Industries,  Inc.,  Touchstone,  Inc., MK Engine Systems Company,
               Inc., Motor Coils  Manufacturing Co., Power Parts Company,  Power
               Parts Sign Company,  Alert Manufacturing & Supply Company,  Clark
               Industries, Inc. and PNC Bank, National Association
10.33[6]       Agreement  on Transfer of Rights and  Corporate  Governance  with
               Cometrans dated February 21, 1995
10.34[6]       Agreement  with  Benito  Roggio e Hijos  S.A.  regarding  sale of interest in Metrovias dated February 21, 1995
10.35[6]       Development  Agreement and Manufacturing and License Agreement by
               and between  MotivePower  Industries,  Inc.  and CSX  Intermodal,
               Inc., dated March 30, 1995 (The Iron Highway)
10.36[7]       Global  Settlement  Agreement  dated June 15,  1995  between  the
               Company and Morrison Knudsen Corporation
10.37[6]       Share Purchase  Agreement dated June 15, 1995 between the Company and Morrison Knudsen Corporation
10.38[8]       Credit Line Agreement  dated July 6, 1995 among  Bancomer,  S.A.,
               Institution De Banca Multiple,  Grupo Financiero  Bancomer and MK
               Gain S.A. De C.V. (Translated version from Spanish to English)
10.39[7]       Loan and Security  Agreement  dated  August 31,  1995,  among the financial  institutions named as lenders and BankAmerica Business
               Credit,   Inc.,   as  agent,   and  the   Company,   Motor  Coils
               Manufacturing Co., MK Engine Systems Co., Inc., Clark Industries,
               Inc., Power Parts, Inc.,  Touchstone,  Inc., Power Parts Sign Co.
               and Alert Mfg. & Supply Co.
10.40[8]       Waiver and First  Amendment  to the Loan and  Security  Agreement
               dated November 7, 1995, among the financial institutions named as lenders and BankAmerica Business Credit, Inc., as agent, and the Company, Motor Coils Manufacturing Co., MK Engine Systems Co.,
               Inc.,  Clark  Industries,  Inc., Power Parts,  Inc.,  Touchstone,
               Inc., Power Parts Sign Co. and Alert Mfg. & Supply Co.
10.41[7]       Memorandum of Understanding between Plaintiffs and the Individual
               Defendants  re: Newman v. Agee, et al. and Susser v. Agee, et al.
               and side letters thereto
10.42[7]       Memorandum of Understanding  between Plaintiffs,  the Underwriter
               Defendants, MotivePower Industries and MK re: Newman v. Agee, et al. and Susser v. Agee, et al. and side letter thereto

10.43[7]       MotivePower   Industries   Derivative  Litigation  Memorandum  of
               Understanding re: Wohlgelernter v. Agee, et al.
10.44[10]      Employment Agreement between Company and John C. Pope dated as of
               December 29, 1995
10.45[10]      Stipulation of Settlement  between  Plaintiffs,  the  Underwriter
               Defendants, the Individual Defendants,  Deloitte & Touche LLP and
               the Insurers re:  Newman v. Agee,  et al. and Susser v. Agee,  et
               al.
10.46[10]      Stipulation of Settlement between Plaintiffs acting derivatively,
               Defendants and the Insurers re: Wohlgelernter v. Agee, et al.
10.47[10]      Second Amendment to the Loan and Security Agreement dated January
               22, 1996, among the financial  institutions  named as lenders and
               BankAmerica  Business  Credit,  Inc., as agent,  and the Company,
               Motor Coils Manufacturing Co., MK Engine Systems Co., Inc., Clark
               Industries,  Inc.,  Power Parts,  Inc.,  Touchstone,  Inc., Power
               Parts Sign Co. and Alert Mfg. & Supply Co.
10.48[10]      Waiver and  Amendment  No. 3 to the Loan and  Security  Agreement
               dated February 15, 1996, among the financial  institutions  named as lenders and BankAmerica  Business Credit,  Inc., as agent, and the Company,  Motor Coils  Manufacturing  Co., MK Engine  Systems
               Co., Inc., Clark Industries, Inc., Power Parts, Inc., Touchstone,
               Inc., Power Parts Sign Co. and Alert Mfg. & Supply Co.
10.49[14]      Locomotive  Purchase  Agreement dated as of April 8, 1996 between the Company and Helm Financial Corporation.
10.50[14]      Representative  Agreement  dated as of March 20, 1996 between the
               Company and Helm Financial Corporation.
10.51[14]      Agreement  dated  April 16,  1996  between  the  Company and Helm
               Financial Corporation.
10.52[14]      Locomotive  Lease  Agreement dated as of April 1, 1996 between MK
               Gain S.A. de C.V. and Helm Financial Corporation.
10.53[17]      Note  Cancellation and  Restructuring  Agreement dated as of June
               20, 1996,  by and among MK Rail  Corporation,  Morrisson  Knudsen
               Corporation,   a  Delaware  corporation,   and  Morrison  Knudsen
               Corporation, an Ohio Corporation
10.54[17]      Stockholders  Agreement dated as of June 20, 1996 between MK Rail
               Corporation and Morrison Knudsen Corporation
10.55[17]      Agreement for the Purchase and sale of Assets dated June 27, 1996 by and among MK Rail  Corporation,  Alert  Manufacturing & Supply
               Co. and All-State Industrial
               Rubber Co., Inc.
10.56[15]      Closing  Agreement  dated July 29, 1996 among the Company,  Alert
               Manufacturing & Supply Co. and All-State  Industrial  Rubber Co.,
               Inc.
10.57[16]      Asset Purchase Agreement dated October 15, 1996 among Power Parts
               Sign Company and RI-DEL MFG. INC.
10.58[18]      Amendment  No. 1 and  Waiver to  Amended  and  Restated  Loan and
               Security Agreement dated December 30, 1996

10.59[18]      Second Amended and Restated  Credit  Agreement dated February 27,
               1997 among MotivePower Industries, Inc., as borrower, and Bank of
               America  National  Trust and  Savings  Association,  as Agent and
               Lender,  and The Other Financial  Institutions  Party Hereto,  as
               lenders
10.60[18]      Form of Employment Agreement and Exhibits thereto,  dated July 1,
               1996  between  MotivePower  Industries,  Inc. and Michael A. Wolf
10.61[18]      Form of Amendment to the Credit  Agreement dated December 13,1996 between Bancomer,  A.A., Multiple Banking  Institution,  Bancomer
               Financial Group and MK Gain, S.A. de C.V.(Translated version from
               Spanish to English)
10.62[18]      Form of Loan Agreement dated December  13,1996 between  Bancomer,
               A.A., Multiple Banking Institution,  Bancomer Financial Group and
               MK Gain, S.A. de C.V.(Translated version from Spanish to English)
11.01[10]      Computation of Per Share Earnings
21.01[10]      Subsidiaries of the Company
23.01[18]      Consent of Independent  Auditor
27.01[18]      Article 5 Financial Data Schedule for the Year Ended December 31,
               1996
99.01[2]       Form of MotivePower Industries, Inc. Executive Incentive Plan
99.02[2]       Form of  MotivePower  Industries,  Inc.  Stock  Option  Plan  for
               Non-Employee Directors
99.03[2]       Form  of  MotivePower  Industries,   Inc.  Long-Term  Performance
               Compensation Benefit Plan
99.04[6]       Form of MotivePower Industries, Inc. Long Term Incentive Plan
99.05[6]       Class Action  Complaint  filed in the case of Newman v. Agee,  et
               al., United States  District  Court,  District of Idaho (Case No.
               CIV 94-0478-S-EJL).
99.06[6]       Class Action  Complaint  filed in the case of Susser v. Agee,  et
               al., United States  District  Court,  District of Idaho (Case No.
               CIV 94-0477-S-LMB).
99.07[6]       Derivative  Complaint  filed in the District  Court of the Fourth
               Judicial   District  of  the  State  of  Idaho  in  the  case  of
               Wohlgelernter v. Agee, et al. (Case No. CV OC 9500656 D).
99.08[9]       First Amended  Complaint,  Pilarczyk et al. v. Morrison Knudsen ,
               Inc., MotivePower  Industries,  Inc. et al., U.S. District Court,
               Northern District of New York, Civil Action No. 95-CV-1835
99.09[14]      Complaint of Vicki Kovash dated June 19,1995, as amended December
               21, 1995,  filed with the Idaho Human Rights  Commission  and the
               United States Equal Employment Opportunity Commission.
------------------------
1.             Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on February 24, 1994.
2.             Incorporated  by reference to  Amendment  No. 1 to the  Company's
               Registration Statement on Form S-1 filed with the Commission on March 29, 1994.
3.             Incorporated  by reference to  Amendment  No. 3 to the  Company's
               Registration Statement on Form S-1 filed with the Commission on April 18, 1994.
4.             Incorporated  by reference to the Company's  Quarterly  Report on
               Form 10-Q for the Quarter ended June 30, 1994.
5.             Incorporated  by reference to the Company's  Quarterly  Report on
               Form 10-Q for the Quarter ended September 30, 1994.
6.             Incorporated by reference to the Company's  Annual Report on Form
               10-K for the Year ended December 31, 1994.
7.             Incorporated  by  reference to the  Company's  Report on Form 8-K filed with the Commission on September 18, 1995.
8.             Incorporated  by reference to the Company's  Quarterly  Report on
               Form 10-Q for the Quarter ended September 30, 1995.

9. Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on January 31, 1996.
10. Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 1995.
11. Incorporated by reference to the Company's Amendment No. 1 on Form 8-A/A filed with the Commission on April 25, 1996.
12. Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on April 18, 1995.
13. Incorporated by reference to the Company's Amendment No. 2 on Form 8-A/A filed with the Commission on July 3, 1996.
14. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996.
15. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996.
16. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996.
17. Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 3, 1996.
18.            Filed herewith.

+ Subject to Freedom of Information Act request for confidential treatment.


(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

(c)  Exhibits

The exhibits listed under Item 14(a)(3) are filed herewith or are incorporated by reference herein.

(d)  Financial Statement Schedules

Independent Auditors' Report

Schedule II - Valuation and Qualifying Accounts is filed herewith.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of MotivePower Industries, Inc.:

We have audited the consolidated financial statements of MotivePower Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 10, 1997 (except for Note 7, as to which the date is February 27, 1997 and Note 18, as to which the date is March 6, 1997); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of MotivePower Industries, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 10, 1997



                                                                     Schedule II

                          MotivePower Industries, Inc.
                        Valuation and Qualifying Accounts
                                 (In thousands)


                                                          Additions -
                                Balance at  Additions -   Charged to
                                 beginning  Charged to      other                  Balance at
                                    of       costs and     accounts                  end of
Description                       period     expenses     - describe  Deductions     period
-----------                       ------     --------     ----------  ----------     ------

Year Ended December 31,
1996
-----------------------
Loss reserves .................   $ 15,176   $  2,841   $   --        $ (5,896)   $ 12,121
Warranty and overhaul reserves       4,402      5,450       --          (2,799)      7,053
Inventory reserves ............     13,028      4,072       --         (13,554)      3,546
Allowance for doubtful accounts        531         97       --            (344)        284
Valuation allowance - taxes ...      9,408       --         --          (3,097)      6,311
Environmental reserves ........      4,060         18       --            --         4,078

Year Ended December 31,
1995
-----------------------
Loss reserves .................   $ 14,903   $ 10,458   $   --        $(10,185)   $ 15,176
Warranty and overhaul reserves       5,434      6,370       --          (7,402)      4,402
Inventory reserves ............        865     12,263       --            (100)     13,028
Allowance for doubtful accounts        205        450       --            (124)        531
Valuation allowance - taxes ...      7,252      2,156       --            --         9,408
Environmental reserves ........      2,653      1,451       --             (44)      4,060

Year Ended December 31,
1994
-----------------------
Loss reserves .................   $    797   $ 15,790   $   --        $ (1,684)   $ 14,903
Warranty and overhaul reserves       4,032      4,315       --          (2,913)      5,434
Inventory reserves ............        351        790       --            (276)        865
Allowance for doubtful accounts        111        651       --            (557)        205
Valuation allowance - taxes ...       --        6,063      1,189(a)       --         7,252
Environmental reserves ........      2,669        160       --            (176)      2,653




Notes:
(a) Effect of valuation  allowance  related to deferred  income taxes  resulting
from  translation  gains  and  losses  deferred  as  a  separate   component  of
stockholders' equity.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MotivePower Industries, Inc.

By:/s/ Michael A. Wolf
Michael A. Wolf
President and Chief Executive Officer

Date: March 13, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                       Title                              Date
  ---------                       -----                              ----


/s/ John C. Pope                Non-Executive Chairman and        March 13, 1997
-----------------------------   Director
John C. Pope


/s/ Michael A. Wolf             President and Chief Executive     March 13, 1997
-----------------------------    Officer and Director
Michael A. Wolf                  (Principal Executive Officer)



/s/ William F. Fabrizio         Senior Vice President             March 13, 1997
-----------------------------    and Chief Financial Officer
William F. Fabrizio             (Principal Financial Officer)



/s/ William D. Grab             Vice President, Controller and    March 13, 1997
-----------------------------   Principal Accounting Officer
William D. Grab


/s/ Gilbert E. Carmichael       Vice Chairman and Director        March 13, 1997
-----------------------------
Gilbert E. Carmichael


                                 Director                         March 13, 1997
-----------------------------
Ernesto Fernandez Hurtado


/s/ Lee B. Foster II             Director                         March 13, 1997
-----------------------------
Lee B. Foster II


/s/ James P. Miscoll             Director                         March 13, 1997
-----------------------------
James P. Miscoll


/s/ Nicholas J. Stanley          Director                         March 13, 1997
-----------------------------
Nicholas J. Stanley