Form 10-Q
period 1997-03-31
MOTIVEPOWER INDUSTRIES INC
filed 1997-05-09
CIK 919563

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _______


                         Commission file number 0-23802

                          MOTIVEPOWER INDUSTRIES, INC.
                          ----------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                    Outstanding at May 9, 1997
           -----                                    --------------------------
Common stock, $.01 par value                                17,592,168

                          MOTIVEPOWER INDUSTRIES, INC.
                      Quarterly Report on Form 10-Q for the
                        Three Months Ended March 31, 1997


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements                                PAGE


          Consolidated Statements of Operations for the Three
              Months Ended March 31, 1997 and 1996                          3

          Consolidated Balance Sheets at March 31, 1997
              and December 31, 1996                                         4

          Condensed Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 1997 and 1996                          5

          Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                       9


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                13

Item 2.   Changes in Securities                                            13

Item 3.   Defaults upon Senior Securities                                  13

Item 4.   Submission of Matters to a Vote of Security Holders              13

Item 5.   Other Information                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 13

          Signature                                                        14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MOTIVEPOWER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Thousands of dollars except share data)

                                              (Unaudited)
                                            Three Months Ended
                                                 March 31,
                                      ----------------------------
                                              1997            1996
                                      ------------    ------------

Net sales .........................   $     69,658    $     69,655
Cost of sales .....................        (53,833)        (55,869)

Gross profit ......................         15,825          13,786

General and administrative expense          (8,762)         (8,224)
                                       ------------    ------------

Operating income ..................          7,063           5,562

Interest income ...................            189             582
Interest expense ..................         (1,305)         (3,006)
Other (expense) income ............            (39)            663
Foreign exchanges (loss) gain .....           (115)             18
                                       ------------    ------------

Income before income taxes ........          5,793           3,819
Income tax expense ................         (2,316)         (1,235)
                                       ------------    ------------

Net income ........................   $      3,477    $      2,584
                                       ============    ============


Weighted average shares outstanding     17,562,793      17,562,793
Earnings per share ................   $        .20    $        .15










The accompanying notes are an integral part of the financial statements.

MOTIVEPOWER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
At March 31, 1997 and December 31, 1996
(Thousands of dollars except share data)

                                                 (Unaudited)
                                                  March  31,  December 31,
                                 ASSETS             1997         1996
                                                 ---------    ---------
Current Assets:
Cash and cash equivalents ....................   $   3,614    $   5,236
Receivables from customers:
Billed, net of allowance for doubtful
accounts of $256 and $284, respectively ......      36,481       25,754
Unbilled .....................................       3,323          468
Inventories ..................................      76,451       78,438
Deferred income taxes ........................       6,601        4,635
Other current assets .........................       2,176        2,638
                                                 ---------    ---------

Total current assets .........................     128,646      117,169
Locomotive lease fleet, net ..................       1,736        2,083
Property, plant and equipment:
Land .........................................       1,737        1,737
Buildings and improvements ...................      33,471       32,679
Machinery and equipment ......................      53,751       53,211
                                                 ---------    ---------

Property, plant and equipment - cost .........      88,959       87,627
Less - accumulated depreciation ..............     (45,080)     (43,644)
                                                 ---------    ---------

Property, plant and equipment - net ..........      43,879       43,983
Underbillings ................................      20,259       19,561
Deferred income taxes ........................      13,045       15,348
Goodwill and other intangibles ...............      24,838       24,637
Other ........................................      11,136       11,263
                                                 ---------    ---------

Total assets .................................   $ 243,539    $ 234,044
                                                 =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt ............   $   6,770    $  11,626
Accounts payable - trade .....................      17,128       13,470
Accrued expenses and other current liabilities      28,604       28,236
Income taxes payable .........................       2,307        1,957
Revolving credit agreement borrowings ........        --         22,431
Advances from customers ......................       2,814         --
                                                 ---------    ---------

Total current liabilities ....................      57,623       77,720
Long-term debt ...............................      42,075       15,535
Commitments and contingencies ................      17,651       18,394
Other ........................................       1,313        1,415
                                                 ---------    ---------

Total liabilities ............................     118,662      113,064
                                                 ---------    ---------

Stockholders' Equity:

Common Stock, par value $.01 per share,
authorized 55,000,000 shares;
issued 17,562,793 shares .....................         176          176
Additional paid-in capital ...................     203,247      201,661
Deficit ......................................     (72,152)     (75,629)
Cumulative translation adjustments, net of tax      (5,105)      (5,105)
Deferred compensation ........................      (1,289)        (123)
                                                 ---------    ---------

Total stockholders' equity ...................     124,877      120,980
                                                 ---------    ---------

Total liabilities and stockholders' equity ...   $ 243,539    $ 234,044
                                                 =========    =========






The accompanying notes are an integral part of the financial statements.

MOTIVEPOWER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Thousands of dollars)


                                                             (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                    ---------------------------

                                                           1997        1996
                                                       --------    --------
Operating Activities
--------------------
Net income .........................................   $  3,477    $  2,584

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation .......................................      1,451         939
Amortization .......................................        821         880
Receivables from customers .........................    (13,582)     (6,540)
Inventories ........................................      1,987       4,271
Underbillings ......................................       (698)      2,255
Accounts payable and accrued expenses ..............      3,442      (6,952)
Advances from customers ............................      2,814       7,360
Other, net .........................................      1,941       2,570
                                                       --------    --------

Net cash provided by operating activities ..........      1,653       7,367
                                                       --------    --------

Investing Activities
--------------------
Additions to property, plant and equipment .........     (1,350)       (954)
Proceeds from locomotive lease fleet, net ..........       --           139
Other, net .........................................       (156)        508
                                                       --------    --------

Net cash used in investing activities ..............     (1,506)       (307)
                                                       --------    --------

Financing Activities
--------------------
Increase in intangibles ............................     (1,022)       (138)
Payments of long-term debt .........................        (27)        (25)
Net repayments under credit agreements .............       (720)     (6,037)
                                                       --------    --------

Net cash used in financing activities ..............     (1,769)     (6,200)
                                                       --------    --------

Net (decrease) increase in cash and cash equivalents     (1,622)        860
Cash and cash equivalents at beginning of period ...      5,236       5,696
                                                       --------    --------

Cash and cash equivalents at end of period .........   $  3,614    $  6,556
                                                       ========    ========

Supplemental Disclosures of Cash Flow Information
Interest paid ......................................   $    103    $     96
Income taxes paid, net .............................      1,745          (4)











The accompanying notes are an integral part of the financial statements.

MOTIVEPOWER INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Financial Statements

       The financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments consisting of only normal, recurring adjustments necessary for a fair presentation of the financial position of MotivePower Industries, Inc. and subsidiaries (the "Company") at March 31, 1997 and the results of their operations and their cash flows for the three month periods ended March 31, 1997 and 1996. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included on Form 10-K. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

       Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

       In February 1997 Statement of Financial Accounts Standards No. 128 "Earnings Per Share" ("SFAS 128") was issued. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The adoption of SFAS 128 is not expected to materially effect the Company's calculations of earnings per share, and will have no impact on the Company's financial position or results of operations.

2.     Inventories

       Inventories consist of the following:

                                      (Unaudited)
                                       March 31,          December 31,
                                         1997                 1996
                                       ----------         ------------
                                               (In thousands)

Raw materials .............             $ 42,455              $ 50,699
Work in progress...........               18,461                13,912
Finished goods.............               15,535                13,827
                                        --------              --------

                                        $ 76,451              $ 78,438
                                        ========              ========



       Approximately $31 million and $34 million of total inventories at March 31, 1997 and December 31, 1996, respectively, were valued on the LIFO cost method. The excess current replacement cost of these inventories over the stated LIFO value was $947,000 and $902,000 at March 31, 1997 and December 31, l996, respectively. Two of the Company's domestic subsidiaries value inventory on the LIFO basis.

3.     Indebtedness

       On February 27, 1997, the Company and a syndicate of lenders led by Bank of America NT and SA entered into a Second Amended and Restated Credit Agreement to replace the Company's Restated Agreement with Bank America Business Credit. The facility consists of a $20 million amortizing term loan and a $55 million revolving credit line including a $15 million letter of credit sub-facility. The entire $75 million facility is for a term of four years and is collateralized by substantially all of the domestic assets of the Company. Interest rate spreads charged under the new facility will reset at the end of each quarter based on the ratio of the Company's quarter-ending debt to trailing 12-month cash flow. Both base rate and LIBOR borrowings are available, at the Company's discretion. Interest rates range from LIBOR plus 0.50% to LIBOR plus 2.0%, and base rate to base rate plus 1.0%. For the first six months of the facility, interest rates may not go below LIBOR plus 1.0% for LIBOR-based borrowings, and the base rate for base rate borrowings.

4.     Commitments and Contingencies

       The Company has commitments and performance guarantees arising from locomotive remanufacturing contracts and maintenance agreements, and warranties from the sale of new locomotives, remanufactured locomotives and locomotive components.

Environmental: The Company is subject to a RCRA Part B Closure Permit (the "Permit") issued by the Environmental Protection Agency and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Company's Boise Locomotive facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate undiscounted costs to be incurred over the next 24 years, adjusted for inflation at 3% per annum, to be $4.8 million, based on the Permit's Corrective Action Plan, and $4.4 million for contingent additional Permit compliance requirements related to off-site groundwater contamination. The discounted liability at March 31, 1997, using a discount rate of 6.5%, was $2.1 million based on the Permit's Corrective Action Plan, and $2 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The estimated outlays for each of the five succeeding years from 1997 to 2001 are: $253,000, $260,000, $268,000, $317,000,
and $284,000. The Company was in compliance with the Permit at December 31, 1996 and March 31, 1997.

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

       The Company is engaged in a commercial dispute with a former supplier, Samyoung Machinery Industrial Co and Samyoung (America), Inc. (collectively, "Samyoung"). The Company filed suit on April 16, 1996 alleging delivery of defective product and seeking damages in excess of $1 million. Samyoung denies that the product was defective and countersued to recover $300,000 under the contract, and $10 million for trade libel and interference with prospective economic relationships as a result of the Company allegedly making false disparaging statements concerning the diesel engine assembly liners to customers. The Company believes that Samyoung's claims are without merit, and, to date, no evidence supporting Samyoung's counterclaims has come to light through the discovery being conducted by the parties. The Company intends to vigorously prosecute its own claims and defend against Samyoung's counterclaims.

       In the ordinary course of its business, the Company is involved in legal proceedings incident to the normal conduct of its business, including contract claims and employee matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       GENERAL

       The Company manufactures and distributes engineered locomotive components and parts; provides locomotive fleet maintenance and overhauls and remanufactures locomotives; and manufactures environmentally friendly switcher, commuter and mid-range DC traction, diesel electric and liquefied natural gas locomotives up to 4000 horsepower.

       The Company recorded net income of $3.5 million, or 20 cents per share, on sales of $70 million in the first quarter of 1997 compared to net income of $2.6 million, or 15 cents per share, on sales of $70 million in the first quarter of 1996. The increase in profits is attributed to higher margins in the operating groups due to continuing cost reductions and productivity improvements, a favorable product mix, and substantially lower corporate interest expense due to significant debt reduction and lower financing costs.

       RESULTS OF OPERATIONS

       Consolidated Operations
       Net sales for the first quarter of 1997 were $70 million, the same as the first quarter of 1996. Excluding sales from divested operations, sales increased 9% in the first quarter of 1997. The increase in net sales, exclusive of divested operations, is the result of an increase in locomotive overhauls at Boise Locomotive, and an increase in international sales in the Components Group.

       Cost of sales as a percentage of sales was 77% for the first quarter of 1997 compared to 80% for the first quarter of 1996, resulting in gross profit margins of 23% and 20%, respectively. The increase in gross profit margin is the result of continuing cost reductions and productivity improvements in the operating groups, and a favorable product mix.

       General and administrative expenses for the first quarter of 1997 increased 7% to $8.8 million from $8.2 million in the first quarter of 1996. The increase is primarily attributed to $1.2 million of expenses related to stock appreciation rights and the repricing of certain stock options during the quarter. This increase was partially offset by overhead reductions at both the corporate and operating levels. Future costs related to capped stock appreciation rights and stock options will approximate $500,000 per quarter in 1997.

       Interest income for the first quarter of 1997 decreased $393,000 to $189,000 compared to the first quarter of 1996. The decrease is attributed to a decrease in funds invested by MK Gain.

       Interest expense for the first quarter of 1997 decreased $1.7 million to $1.3 million compared to the first quarter of 1996. The decrease is attributed to the buy back of the Morrison Knudsen debt, a decrease in debt outstanding under the Company's domestic credit facility, and a decrease in the interest rate charged on domestic borrowings. The Company entered into a new credit facility in February 1997 which allowed for decreases in effective borrowing rates, and additional availability of funds.

       Other expense for the first quarter of 1997 was $39,000, compared to other income of $663,000 in the first quarter of 1996. The expense in 1997 related to miscellaneous expenses associated with investments in Argentina. The income in 1996 related to funds received from the restructuring of the Company's investments in Argentina.

       A foreign exchange loss of $115,000 was realized in the first quarter of 1997 compared to a foreign exchange gain of $18,000 in the first quarter of 1996 as a result of fluctuations in the valuation of the Mexican peso.

       Income tax expense for the first quarter of 1997 was $2.3 million compared to $1.2 million for the first quarter of 1996. The increase in the expense between periods is a result of the increase in pre-tax income.

       Components Group
       For the first quarter of 1997, the Components Group's net sales were $42 million, the same as the first quarter of 1996. Exclusive of sales from divested operations, net sales increased $3 million, or 7%, in the the first quarter of 1997 compared to the same quarter in 1996. This increase is primarily attributed to an increase in international sales, with the largest increase coming from Motor Coils.

       For the first quarter of 1997, the Components Group's operating income increased 22% to $7.6 million compared to the first quarter of 1996. The increase is the result of gross profit improvements at all entities resulting from a favorable product mix, cost reductions and productivity improvements.

       Locomotive Group
       For the first quarter of 1997, the Locomotive Group's net sales increased 1% to $28 million compared to the first quarter of 1996. Exclusive of sales from divested operations, net sales increased $3 million, or 12%, in the first quarter of 1997 compared to the same quarter in 1996. This increase is primarily attributed to increase sales at Boise Locomotive resulting from an increase in locomotive overhauls.

       For the first quarter of 1997, the Locomotive Group's operating income increased 41% to $3.3 million compared to the first quarter of 1996. The increase is primarily attributed to improved operating results at Boise Locomotive, resulting from cost reductions and productivity improvements.

       FINANCIAL CONDITION

       In February 1997, the Company entered into a restated domestic credit agreement which provides $20 million of term loan borrowings and a $55 million revolving credit line. In addition to providing increased borrowing capacity, the credit agreement also provides for a reduction in interest rates as compared to the Company's previous domestic credit facility.

       With the revised domestic credit agreement and the Company's profitable operating results, management believes that its financing is adequate to support its normal operations and capital spending requirements. This is a forward looking statement, factors such as a decrease in rail traffic, a reduction in railroads' capital and maintenance spending plans with regard to their locomotive fleets, or the Company's inability to retain existing contracts and/or obtain new contract awards are among the factors which could affect the Company's financing needs.

       The following table summarizes the net changes in cash flows:


                                                  Three Months Ended
                                                       March 31,

                                                  1997            1996
                                                  ----            ----
                                                    (In thousands)
Net cash provided by (used in):
       Operating activities.................    $     1,653     $    7,367
       Investing activities ................         (1,506)          (307)
       Financing activities ................         (1,769)        (6,200)
                                                -----------     -----------
Net (decrease) increase in
cash and cash equivalents...................    $    (1,622)    $      860
                                                ===========     ==========

Cash and cash equivalents at end of period..    $     3,614     $    6,556
                                                ===========     ==========

       Net cash provided by operating activities totaled $1.7 million for the first quarter of 1997 compared to $7.4 million for the first quarter of 1996. The net cash provided by operations was primarily the result of the Company's net income of $3.5 million, an increase in accounts payable and accrued expenses of $3.4 million, an increase in advances from customers of $2.8 million, and a decrease in inventories of $2 million. Offsetting these amounts was an increase in accounts receivable of $13.6 million of which approximately $6 million was collected shortly after the close of the quarter. In addition, accounts receivable at Motor Coils increased $3 million primarily as a result of its increased sales volume. Depreciation and amortization totaled $2.3 million for the first quarter of 1997.

       Net cash used in investing activities totaled $1.5 million for the first quarter of 1997 compared to $307,000 for the first quarter of 1996. The majority of the investing activity relates to additions to property, plant and equipment. The Company expects additions to property, plant and equipment in 1997 to be significantly greater than in 1996 as a result of the construction of a new facility at Touchstone, and contractual obligations for fixed asset additions at MK Gain. Actual capital expenditures could vary based on availability of capital, interest rate increases, site availability and changes in market conditions.

       Net cash used in financing activities totaled $1.8 million for the first quarter of 1997 compared to $6.2 million for the first quarter of 1996. The 1997 financing activities include a $1 million increase in intangible assets, principally bank fees paid in connection with the closing of the new domestic credit facility, and $747,000 of net repayments of debt.

PRO-FORMA INFORMATION

       The following table highlights certain operating line items exclusive of Alert Manufacturing and Supply Co. and Power Parts Sign Co. which were sold in July 1996 and October 1996, respectively, and the portion of the Locomotive Lease Fleet sold in 1996.


                              Three Months                Three Months
                                 Ended                       Ended
                              March 31, 1997             March 31, 1996
                              --------------   ---------------------------------
                                   As             As                       As
                                Reported       Reported   Adjustments   Adjusted

Net Sales .................      $69,658        $69,655     ($5,720)     $63,935

Gross Profit ..............      $15,825        $13,786     ($1,517)     $12,269

Operating Income ..........      $ 7,063        $ 5,562     ($1,127)     $ 4,435

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There were no reportable legal proceedings initiated in the quarter ended March 31, 1997 and there were no material developments to any previously reported legal proceedings.
 .
ITEM 2. CHANGES IN SECURITIES

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       Exhibits:

       None.

       Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MotivePower Industries, Inc.



                                                  By:________________________
                                                  William D. Grab
                                                  Vice President, Controller and
                                                   Principal Accounting Officer
Date: May 9, 1997