Form 10-Q
period 1997-06-30
MOTIVEPOWER INDUSTRIES INC
filed 1997-08-08
CIK 919563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number 0-23802

                          MOTIVEPOWER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                             82-0461010
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1200 Reedsdale Street, Pittsburgh, PA                               15233
(Address of principal executive offices)                          (Zip Code)


                                 (412) 237-2250
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                   Outstanding at July 31, 1997
Common stock, $.01 par value                                17,602,168

                          MOTIVEPOWER INDUSTRIES, INC.
                      Quarterly Report on Form 10-Q for the
                    Three and Six Months Ended June 30, 1997


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements                                 PAGE


   Consolidated Statements of Operations for the Three and Six
       Months Ended June 30, 1997 and 1996                                    3

   Consolidated Balance Sheets at June 30, 1997
       and December 31, 1996                                                  4

   Condensed Consolidated Statements of Cash Flows for the Three and Six
       Months Ended June 30, 1997 and 1996                                    5

   Notes to Consolidated Financial Statements                                 6

Item 2.   Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                        10


                                            PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  18

Item 2.   Changes in Securities                                              19

Item 3.   Defaults upon Senior Securities                                    19

Item 4.   Submission of Matters to a Vote of Security Holders                19

Item 5.   Other Information                                                  19

Item 6.   Exhibits and Reports on Form 8-K                                   19

          Signature                                                          20

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

MOTIVEPOWER INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Thousands of dollars except share data)

                                               (Unaudited)                   (Unaudited)
                                           Three Months Ended              Six Months Ended
                                                June 30,                       June 30,
                                      ----------------------------    ----------------------------

                                          1997            1996            1997            1996
                                      ------------    ------------    ------------    ------------

Net sales .........................   $     73,813    $     66,581    $    143,471    $    136,236
Cost of sales .....................        (54,498)        (53,696)       (108,331)       (109,565)
                                      ------------    ------------    ------------    ------------

Gross profit ......................         19,315          12,885          35,140          26,671

General and administrative expense         (10,039)         (7,623)        (18,801)        (15,847)
                                      ------------    ------------    ------------    ------------

Operating income ..................          9,276           5,262          16,339          10,824
Interest income ...................            114             661             303           1,243
Interest expense ..................         (1,161)         (2,641)         (2,466)         (5,647)
Other income ......................            835             765             796           1,428
Foreign exchange (loss) gain ......            (41)             36            (156)             54
                                      ------------    ------------    ------------    ------------

Income before income taxes ........          9,023           4,083          14,816           7,902
Income tax expense ................         (3,614)         (1,646)         (5,930)         (2,881)
                                      ------------    ------------    ------------    ------------

Net income ........................   $      5,409    $      2,437    $      8,886    $      5,021
                                      ============    ============    ============    ============


Weighted average shares outstanding     18,356,500      17,562,793      18,205,095      17,562,793
Primary earnings per share ........   $        .29    $        .14    $        .49    $        .29

Weighted average shares outstanding     18,536,820      17,562,793      18,536,820      17,562,793
Fully diluted earnings per share ..   $        .29    $        .14    $        .48    $        .29



    The accompanying notes are an integral part of the financial statements.


MOTIVEPOWER INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
At June 30, 1997 and December 31, 1996
(Thousands of dollars except share data)


                                                        (Unaudited)
                                                          June 30,  December 31,
ASSETS                                                      1997        1996
                                                         ---------    ---------
Current Assets:
Cash and cash equivalents ............................   $  11,016    $   5,236
Receivables from customers:
   Billed, net of allowance for doubtful
    accounts of $265 and $284, respectively ..........      36,159       25,754
   Unbilled ..........................................       1,434          468
Inventories ..........................................      77,874       78,438
Deferred income taxes ................................       5,527        4,635
Other current assets .................................       2,296        2,638
                                                         ---------    ---------

      Total current assets ...........................     134,306      117,169
Locomotive lease fleet, net ..........................       1,668        2,083
Property, plant and equipment:
   Land ..............................................       1,992        1,737
   Buildings and improvements ........................      33,765       32,679
   Machinery and equipment ...........................      56,052       53,211
                                                         ---------    ---------

   Property, plant and equipment - at cost ...........      91,809       87,627
   Less - accumulated depreciation ...................     (47,066)     (43,644)
                                                         ---------    ---------

Property, plant and equipment - net ..................      44,743       43,983
Underbillings - MPI de Mexico ........................      23,721       19,561
Deferred income taxes ................................      13,045       15,348
Goodwill and intangibles .............................      24,363       24,637
Other ................................................      11,042       11,263
                                                         ---------    ---------

      Total assets ...................................   $ 252,888    $ 234,044
                                                         =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt ....................   $   9,604    $  11,626
Accounts payable - trade .............................      18,314       13,470
Accrued expenses and other current liabilities .......      34,565       28,236
Income taxes payable .................................       3,669        1,957
Revolving credit borrowings ..........................        --         22,431
Advances from customers ..............................       2,814         --
                                                         ---------    ---------

      Total current liabilities ......................      68,966       77,720
Long-term debt .......................................      36,931       15,535
Commitments and contingencies ........................      15,007       18,394
Other ................................................       1,432        1,415
                                                         ---------    ---------

      Total liabilities ..............................     122,336      113,064
                                                         ---------    ---------

Stockholders' Equity:

   Common Stock, par value $.01 per share,
   authorized 55,000,000 shares;
   issued 17,602,168 shares at June 30, 1997
   and 17,562,793 shares at December 31, 1996 ........         176          176
   Additional paid-in capital ........................     203,320      201,661
   Deficit ...........................................     (66,742)     (75,629)
   Cumulative translation adjustments, net of tax ....      (5,105)      (5,105)
   Deferred compensation .............................      (1,097)        (123)
                                                         ---------    ---------

      Total stockholders' equity .....................     130,552      120,980
                                                         ---------    ---------

Total liabilities and stockholders' equity ...........   $ 252,888    $ 234,044
                                                         =========    =========


    The accompanying notes are an integral part of the financial statements.



MOTIVEPOWER INDUSTRIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Thousands of dollars)


                                                                                    (Unaudited)
                                                                       Three Months Ended       Six Months Ended
                                                                             June 30,               June 30,
                                                                      --------------------    --------------------
                                                                        1997        1996        1997        1996
                                                                      --------    --------    --------    --------
Operating Activities
Net income ........................................................   $  5,409    $  2,437    $  8,886    $  5,021
                                                                      --------    --------    --------    --------
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation ......................................................      1,915       2,346       3,366       3,285
Amortization ......................................................        816         827       1,637       1,707
Receivables from customers ........................................      2,211       1,178     (11,371)     (5,362)
Inventories .......................................................     (1,423)        420         564       4,691
Underbillings - MPI de Mexico .....................................     (3,462)     (7,269)     (4,160)     (5,014)
Accounts payable and accrued expenses .............................      7,147       7,698      10,589         746
Advances from customers ...........................................         --      10,311       2,814      17,671
Other, net ........................................................       (178)        638       1,763       3,208
                                                                      --------    --------    --------    --------
Net cash provided by operating activities .........................     12,435      18,586      14,088      25,953
                                                                      --------    --------    --------    --------
Investing Activities

Additions to property, plant and equipment ........................     (2,776)       (359)     (4,126)     (1,313)
Proceeds from sale of locomotive lease fleet, net .................         --       9,917          --      10,056
Other, net ........................................................        394         235         238         743
                                                                      --------    --------    --------    --------
Net cash (used in) provided by investing activities ...............     (2,382)      9,793      (3,888)      9,486
                                                                      --------    --------    --------    --------
Financing Activities
Increase in intangibles ...........................................       (341)        (82)     (1,363)       (220)
Net repayments of debt ............................................     (2,310)    (31,038)     (3,057)     37,100)
                                                                      --------    --------    --------    --------
Net cash used in financing activities .............................     (2,651)    (31,120)     (4,420)   (37, 320)
                                                                      --------    --------    --------    --------
Net increase (decrease) in cash and cash equivalents ..............      7,402      (2,741)      5,780      (1,881)
Cash and cash equivalents at beginning of period ..................      3,614       6,556       5,236       5,696
                                                                      --------    --------    --------    --------
Cash and cash equivalents at end of period ........................   $ 11,016    $  3,815    $ 11,016    $  3,815
                                                                      ========    ========    ========    ========


Supplemental Disclosures of Cash Flow Information
Interest paid .....................................................   $  1,031    $    177    $  1,134    $    273
Income taxes paid, net ............................................      1,189          65       2,934          61


 The accompanying notes are an integral part of the financial statements.

MOTIVEPOWER INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Financial Statements

Basis of Presentation: The financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments consisting of only normal, recurring adjustments necessary for a fair presentation of the financial position of MotivePower Industries, Inc. and subsidiaries (the "Company") at June 30, 1997 and the results of their operations and their cash flows for the three and six month periods ended June 30, 1997 and 1996. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in Form 10-K. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

       Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

       Earnings Per Share: In February 1997 Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") was issued. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The adoption of SFAS 128 is not expected to materially affect the Company's calculations of earnings per share and will have no impact on the Company's financial position or results of operations.

       Employee stock options, are considered common stock equivalents and are reflected in earnings per share calculations when their effect, using the treasury stock method, is dilutive.

       Comprehensive Income: In June 1997 Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") was issued. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The adoption of SFAS 130 will have no impact on the Company's financial position or results of operations.

       Segment Information: In June 1997 Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet determined the effect of this standard.

2.     Inventories

       Inventories consist of the following:


                                   June 30,            December 31,
                                     1997                 1996
                                   --------              --------
                                           (In thousands)

Raw materials ..................   $ 39,853              $ 50,699
Work in progress ...............     22,167                13,912
Finished goods .................     15,854                13,827
                                   --------              --------

                                   $ 77,874              $ 78,438
                                   ========              ========



       Approximately $30 million and $34 million of total inventories at June 30, 1997 and December 31, 1996, respectively, were valued on the LIFO cost method. The excess current replacement cost of these inventories over the stated LIFO value was $992,000 and $902,000 at June 30, 1997 and December 31, 1996, respectively. Two of the Company's domestic subsidiaries value inventory on the LIFO basis.

3.     Indebtedness

         On February 27, 1997, the Company and a syndicate of lenders led by Bank of America NT and SA entered into a Second Amended and Restated Credit Agreement to replace the Company's Restated Agreement with BankAmerica Business Credit. The facility consists of a $20 million amortizing term loan and a $55 million revolving credit line including a $15 million letter of credit sub-facility. The entire $75 million facility is for a term of four years and is collateralized by substantially all of the domestic assets of the Company. Interest rate spreads charged under the new facility will reset at the end of each quarter based on the ratio of the Company's quarter-ending debt to trailing 12-month cash flow. Both base rate and LIBOR borrowings are available, at the Company's discretion. Interest rates range from LIBOR plus 0.5% to LIBOR plus 2.0%, and base rate to base rate plus 1.0%. For the first six months of the facility, interest rates may not go below LIBOR plus 1.0% for LIBOR-based borrowings, and the base rate for base rate borrowings.
       On May 23, 1997, the Company and a syndicate of lenders led by Bank of America NT and SA entered into Amendment No.1 to the Second Amended and Restated Credit Agreement. The amendment increases the limit on the issuance of performance bonds from $10 million to $30 million, increases the limit on the issuance of letters of credit in support of performance bonds from $2.5 million to $10 million and increases the limit on the aggregate amount of letters of credit from $15 million to $20 million.

4.     Commitments and Contingencies

       The Company has commitments and performance guarantees arising from locomotive remanufacturing contracts and maintenance agreements, and warranties from the sale of new locomotives, remanufactured locomotives and components for locomotives and engines.

Environmental: The Company is subject to a RCRA Part B Closure Permit (the "Permit") issued by the Environmental Protection Agency and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Company's Boise Locomotive facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate undiscounted costs to be incurred over the next 24 years, adjusted for inflation at 3% per annum, to be $4.8 million, based on the Permit's Corrective Action Plan, and $4.4 million for contingent additional Permit compliance requirements related to off-site groundwater contamination. The discounted liability at June 30, 1997, using a discount rate of 6.5%, was $2.1 million based on the Permit's Corrective Action Plan, and $2 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The estimated outlays for each of the five succeeding years from 1997 to 2001 are: $253,000, $260,000, $268,000, $317,000, and $284,000. The Company was in compliance with the Permit at December 31, 1996 and June 30, 1997.

Legal Proceedings: In December 1995, Morrison Knudsen, the Company and certain of Morrison Knudsen's directors and officers were named as defendants in a complaint (the "Pilarczyk Lawsuit") filed in the United States District Court for the Northern District of New York by plaintiffs who were principals in and/or held substantial stock in TMS, Inc. ("TMS"), a New York corporation acquired by Morrison Knudsen on December 30, 1992. The complaint, which seeks five million dollars in damages, alleges among other things, violations of
Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, breach of contract, unjust enrichment, negligent misrepresentation and common law fraud during Morrison Knudsen's acquisition of TMS in 1992. Plaintiffs assert that the Company, which was not formed by Morrison Knudsen until 1993, is fully responsible for the acts of Morrison Knudsen. However, the actions complained of occurred before the Company was formed and the Company did not assume such liabilities of Morrison Knudsen. A motion to dismiss, filed in April 1996 on behalf of all defendants to the Pilarczyk Lawsuit, was granted on May 19, 1997. On June 10, 1997 plaintiffs appealed the dismissal in the U.S. District Court, Northern District of New York. The Company with the advice of outside counsel, believes the causes of action in the Pilarczyk Lawsuit relating to the Company are without merit. The Company intends to make appropriate requests to the court to seek to require the plaintiff to pay the Company's legal fees and costs.

       The Company is engaged in a commercial dispute with a former supplier, Samyoung Machinery Industrial Co. and Samyoung (America), Inc. (collectively, "Samyoung"). The Company filed suit on April 16, 1996 alleging delivery of defective product and seeking damages in excess of $1 million. Samyoung denies that the product was defective and countersued to recover $300,000 under the contract, and $10 million for trade libel and interference with prospective economic relationships as a result of the Company allegedly making false disparaging statements concerning the diesel engine assembly liners to customers. The Company, with the advice of outside counsel, believes that Samyoung's claims are without merit, and, to date, no evidence supporting Samyoung's counterclaims has come to light through the discovery being conducted by the parties. The Company intends to vigorously prosecute its own claims and defend against Samyoung's counterclaims.

       On June 25, 1997, Theodore E. Nelson ("Nelson"), President and former 51% owner of Touchstone Company ("Touchstone"), a wholly-owned subsidiary of the Company which was purchased by M.K. Corporation, the Company's former parent on February 1, 1994 filed suit, seeking an unspecified amount of damages, against Touchstone, Inc. (sic), MotivePower Industries, Inc. and Michael Wolf (President of MotivePower Industries, Inc.) in the Chancery Court of Tennessee, Madison County, Tennessee. Nelson disputes the amount of bonus or other monies earned by him under his employment agreement with Touchstone. The complaint lists a variety of causes of action including civil conspiracy, breach of contract, breach of duty of good faith and fair dealing, misrepresentation, promissory fraud, and tortious interference with contract and seeks compensatory, punitive and treble damages and attorney's fees in unspecified amounts. The Company, with the advice of outside counsel, believes that Nelson's claims are without merit. The Company intends to vigorously defend against Nelson's claims. In addition, because Nelson's employment agreement with Touchstone expires in January 1999, the Company initiated a management transition program at Touchstone in the second quarter. Under this program, the Company has added a new vice president of sales and marketing, and has begun to search for Nelson's successor.

       In the ordinary course of its business, the Company is involved in legal proceedings incident to the normal conduct of its business, including contract claims and employee matters.

5.     Subsequent Event

       On July 24, 1997 Touchstone sold its existing production facilities in Jackson, Tennessee for $1.1 million and concurrently entered into a short-term lease of the same facilities through March 1998, at which time a manufacturing facility currently in the early stages of construction is expected to be available for occupancy. The sale of the facilities was made at book value.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                        OPERATIONS AND FINANCIAL CONDITION


GENERAL

    The Company manufactures products for rail and other power-related industries. Through its subsidiaries, the Company manufactures and distributes engineered locomotive components; provides locomotive fleet maintenance and overhauls, and diesel engine overhauls; manufactures new, environmentally friendly, switcher, commuter and mid-range locomotives up to 4,000 horsepower; and manufactures components for power, marine and industrial markets.

     The Company recorded net income of $5.4 million, or 29 cents per share, on sales of $73.8 million in the second quarter of 1997 compared to net income of $2.4 million, or 14 cents per share, on sales of $66.6 million in the second quarter of 1996. For the six months ended June 30, 1997 the Company recorded net income of $8.9 million or 49 cents per share, on sales of $143.5 million compared to net income of $5 million, or 29 cents per share on sales of $136.2 million for the six months ended June 30, 1996. The increase in profits in both periods of 1997 is the result of higher sales volume, improved gross margins resulting from cost reductions, productivity improvements and product mix, and substantially lower corporate interest expense due to debt reduction and lower financing costs.

     As the Company continues to focus on operating improvements, management has identified the following six growth opportunities for the future: 1) outsourcing by the railroads as they look to become more efficient in light of the recent mergers; 2) expanding privatization of the Mexican market and opportunities to enhance maintenance capabilities in Mexico; 3) international sales targeting specifically the Pacific Rim, Latin America, Central Europe and the Mid-East for component parts and original equipment locomotives; 4) new products in traditional markets and new markets for traditional products as the Company explores expanded applications of its proven products; 5) alliances with Original Equipment Manufacturers combining skills to improve both products and service; and 6) acquisitions that contribute to earnings and complement the existing product base.

     This document contains certain statements regarding the company's goals and expectations, including statements that suggest the Company will increase revenues and earnings, and otherwise improve its business operations. Statements such as these, and other statements that discuss the future of the Company or the rail industry, are forward-looking statements. The Company's actual results could differ materially from the results suggested in any forward-looking statement. Factors that could cause or contribute to these material differences include, but are not limited to, the following:

      --Continued consolidation by U.S. and Canadian railroads, which could cause them to reduce purchases of goods and services;

      --Changes in the Mexican government's railroad privatization efforts;

      --A general decline in the U.S. or Mexican economy;

      --A decrease in NAFTA rail traffic as measured by revenue ton-miles;

      --The company's inability to secure new or retain existing domestic contracts;

      --The company's inability to grow through strategic alliances, joint ventures or acquisitions.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of sales represented by certain items in the Company's Consolidated Statements of Operations:


                                              Three Months        Six Months
                                                 Ended               Ended
                                                June 30,            June 30,
                                            ---------------     ---------------
                                             1997      1996      1997      1996
                                            -----     -----     -----     -----
Net sales ..............................    100.0%    100.0%    100.0%    100.0%
Cost of sales ..........................    (73.8)    (80.6)    (75.5)    (80.4)
                                            -----     -----     -----     -----

Gross profit ...........................     19.4      24.5      19.6      --
                                                                           26.2
General and administrative expense .....    (13.6)    (11.5)    (13.1)    (11.6)
                                            -----     -----     -----     -----

Operating income .......................     12.6       7.9      11.4       8.0
Interest income ........................       .2       1.0        .2        .9
Interest expense .......................     (1.6)     (4.0)     (1.7)     (4.2)
Other income ...........................      1.1       1.1        .5       1.1
Foreign exchange gain (loss) ...........      (.1)       .1       (.1)     --
                                            -----     -----     -----     -----

Income before income taxes .............     12.2       6.1      10.3       5.8
Income tax expense .....................     (4.9)     (2.4)     (4.1)     (2.1)
                                            -----     -----     -----     -----

Net income .............................      7.3%      3.7%      6.2%      3.7%
                                            =====     =====      =====    =====


Consolidated Operations


Three Months Ended June 30
     Net sales for the three months ended June 30, 1997 were $73.8 million, compared to $66.6 million for the three months ended June 30, 1996, an increase of 10.9%. Excluding sales from divested operations, the sales increase for the three months ended June 30, 1997 was 19.9%. The increase in sales is primarily attributed to higher domestic market shares and increased international sales in the Components Group, and the expansion of the Company's Mexican contract in the Locomotive Group.

     Gross profit for the three months ended June 30, 1997 was $19.3 million or 26%, compared to $12.9 million, or 19%, for the three months ended June 30, 1996. The increase in gross profit is attributed to the increased sales volume, continuing cost reductions, productivity improvements and a favorable product mix.

     General and administrative expense for the three months ended June 30, 1997 was $10 million compared to $7.6 million for the three months ended June 30, 1996. The increase is primarily attributed to performance-based, incentive-related expenses for bonus programs ($1.2 million), and stock option and stock appreciation rights programs ($400,000), which are contingent upon the achievement of certain financial objectives, as well as certain one-time expenses for legal matters and for moving to the New York Stock Exchange.

     Interest income for the three months ended June 30, 1997 was $114,000 compared to $661,000 for the three months ended June 30, 1996. The decrease is primarily attributed to a decrease in funds invested at MPI de Mexico.

     Interest expense for the three months ended June 30, 1997 was $1.2 million compared to $2.6 million for the three months ended June 30, 1996. The decrease is attributed to a reduction in the borrowings under the Company's domestic credit facility, the redemption in September 1996 of $56.6 million of debt owed to the Company's former majority shareholder, and a decrease in the interest rate paid on domestic borrowings. These decreases were partially offset by increased borrowings under the Mexican credit facility, supporting the Company's investment program at MPI de Mexico.

     Other income for the three months ended June 30, 1997 was $835,000, compared to $765,000 for the three months ended June 30, 1996. For both periods, this other income represents amounts received from the Company's investments in Argentina. Due to the uncertain financial strength of the other parties involved, the Company recognizes income only when funds are actually received.

     A foreign exchange loss of $41,000 was realized for the three months ended June 30, 1997 compared to a foreign exchange gain of $36,000 for the three months ended June 30, 1996, as a result of fluctuations in the valuation of the Mexican peso.

     Income tax expense for three months ended June 30, 1997 was $3.6 million, compared to $1.6 million for the three months end June 30, 1996. The increase in the expense is directly related to the increased pre-tax income between periods. The Company has formed a Foreign Sales Corporation (FSC), and anticipates that future periods tax expense will be reduced.


  Six Months Ended June 30

     Net sales for the six months ended June 30, 1997 were $143.5 million, compared to $136.2 million for the six months ended June 30, 1996, an increase of 5.3%. Excluding sales from divested operations, the sales increase for the six months ended June 30, 1997 was 14.3%. The increase in sales is attributed to increased international sales in the Components Group, and increases in locomotive maintenance sales at both Boise Locomotive and MPI de Mexico.

     Gross profit for the six months ended June 30, 1997 was $35.1 million, or 24%, compared to $26.7 million or 20%, for the three months ended June 30, 1996. The gross profit improvement is attributed to increased sales volume, a favorable product mix, continuing cost reductions and productivity improvements.

     General and administrative expense for the six months ended June 30, 1997 was $18.8 million, compared to $15.8 million for the six months ended June 30, 1996. The increase is primarily attributed to approximately $1.6 million of expenses related to stock appreciation rights and stock options, in addition to approximately $1.8 million of performance-related incentive expenses.

     Interest income for the six months ended June 30, 1997 was $303,000, compared to $1.2 million for the six months ended June 30, 1996. The decrease is primarily attributed to a decrease in funds invested at MPI de Mexico.

     Interest expense for the six months ended June 30, 1997 was $2.5 million, compared to $5.6 million for the six months ended June 30, 1996. The decrease is attributed to decreased domestic borrowings, the redemption in September 1996 of $56.6 million of debt owed to the Company's former majority shareholder and a decrease in the interest rate charged on domestic borrowings. These decreases were partially offset by increased borrowings under the Mexican credit facility.

     Other income for the six months ended June 30, 1997 was $796,000 compared to $1.4 million for the six months ended June 30, 1996. For both periods, this other income represents amounts received from the Company's investments in Argentina. Due to the uncertain financial strength of the other parties involved, the Company recognizes income only when funds are actually received.

     A foreign exchange loss of $156,000 was realized for the six months ended June 30, 1997, compared to a foreign exchange gain of $54,000 for the six months ended June 30, 1996, as a result of fluctuations in the value of the Mexican peso.

     Income tax expense for the six months ended June 30, 1997 was $5.9 million, compared to $2.9 million for the six months ended June 30, 1996. The increase in the expense is directly related to the increased pre-tax income between periods.


COMPONENTS GROUP


                                   Three Months Ended         Six Months Ended
                                         June 30,                 June 30,
                                   -------------------      -------------------
                                                   (In thousands)
                                     1997        1996         1997       1996
                                   --------    --------     --------   --------
Net sales ......................   $ 38,479    $ 35,979     $ 80,256   $ 77,958
Less: divested operations ......         --      (3,161)          --     (6,129)
                                   --------    --------     --------   --------

Adjusted net sales .............   $ 38,479    $ 32,818     $ 80,256   $ 71,829
                                   ========    ========     ========   ========

Percentage change ..............         17%                      12%

Operating income ...............   $  7,205    $  5,102     $ 14,872   $ 11,358
Less: divested operations ......         --        (126)          --       (322)
                                   --------    --------     --------   --------

Adjusted operating income ......   $  7,205    $  4,976     $ 14,872   $ 11,036
                                   ========    ========     ========   ========

Percentage change ..............         45%                      35%


     The increase in adjusted net sales for the three months ended June 30, 1997 compared to June 30, 1996 is primarily attributed to increased sales at Motor Coils, Engine Systems and Power Parts in both the international and domestic markets. The increase in adjusted operating income for the three months ended June 30, 1997, compared to June 30, 1996 is primarily attributed to the increased sales volume, cost reductions and production efficiencies at the operating entities.

     The increase in adjusted net sales for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 is primarily attributed to increased sales at Motor Coils, Engine Systems and Power Parts in both the international and domestic markets. The increase in adjusted operating income for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 is primarily attributed to the increased sales volume, cost reductions and production efficiencies at the operating entities.

 LOCOMOTIVE GROUP


                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                   --------------------     -------------------
                                                   (In thousands)
                                     1997        1996         1997       1996
                                   --------    --------     --------   --------
Net sales ......................   $ 35,334    $ 30,601     $ 63,215   $ 58,278
Less: divested operations ......         --      (1,881)          --     (4,633)
                                   --------    --------     --------   --------

Adjusted net sales .............   $ 35,334    $ 28,720     $ 63,215   $ 53,645
                                   ========    ========     ========   ========

Percentage change ..............         23%                      18%

Operating income ...............   $  6,061    $  2,508     $  9,378   $  4,815
Less: divested operations ......         --        (390)          --     (1,321)
                                   --------    --------     --------   --------

Adjusted operating income ......   $  6,061    $  2,118     $  9,378   $  3,494
                                   ========    ========     ========   ========

Percentage change ..............        186%                     168%

     The increase in adjusted net sales for the three months ended June 30, 1997 compared to June 30, 1996 is primarily attributed to increased sales at MPI de Mexico resulting from sales increases under the base contract and additional non-contract work. The increase in adjusted operating income for the three months ended June 30, 1997 compared to June 30, 1996 is primarily attributed to the increased sales volume at MPI de Mexico, a favorable product mix at Boise Locomotive and cost reductions at both locations.

     The increase in adjusted net sales for the six months ended June 30, 1997 compared to June 30, 1996 is primarily attributed to sales increases at Boise Locomotive principally in locomotive overhauls and sales increases at MPI de Mexico resulting from sales increases under the base contract and additional non-contract work. The increase in adjusted operating income for the six months ended June 30, 1997 compared to June 30, 1996 is primarily attributed to the sales volume increases, and product mix at Boise Locomotive and operating efficiencies, and cost reductions at both Boise Locomotive and MPI de Mexico

FINANCIAL CONDITION AND LIQUIDITY

    In February 1997, the Company entered into a restated domestic credit agreement which provides $20 million of term loan borrowings and a $55 million revolving credit line. In addition to providing increased borrowing capacity, the credit agreement also provides for a reduction in interest rates as compared to the Company's previous credit facility.

    In February 1997 the Board of Directors of the Company approved the funds to construct a new facility and relocate the Company's Touchstone operations. The total project has been estimated at $5 million. As of June 30, 1997 the Company had purchased the facility site and was in negotiations with contractors over final construction-related costs. The project is expected to break ground by August 15, 1997, with the anticipated completion date April 1998. The Company intends to fund the project through local Industrial Revenue Bonds. On or about August 11, 1997, the Company intends to repurchase the outstanding I.R.B. debt on its current Touchstone facilities which is $1,350,000 plus accrued interest. On July 11, 1997, the Company paid $389,000 plus accrued interest to the bond holder as its final payment in the 1982 bond issue.

    On July 3, 1997 the Company entered into a 90-day outright forward foreign exchange transaction with a domestic bank in an effort to protect Company assets in Mexico against a possible currency devaluation.

    The table below highlights the debt and cash position of the Company at the dates indicated.


                                             June 30, 1997        June 30, 1996
                                             -------------        -------------
                                                      (In thousands)

Domestic-revolver                              $     -              $ 17,520
Domestic-term loan                               20,000                   -
Morrison Knudsen debt                                -                52,095
MPI de Mexico credit facility                    24,787               11,273
Other domestic debt                               1,748                2,130
                                                --------             --------

Total debt                                     $ 46,535             $ 83,018
                                                ========             ========
Cash and equivalents                           $ 11,016             $  3,815
                                                ========             ========

      With the revised domestic credit agreement, the Company's cash position and the Company's profitable operating results, management believes that its financing is adequate to support its normal operations and capital spending requirements. This is a forward-looking statement, and factors such as a decrease in rail traffic, a reduction in railroads' capital and maintenance spending plans with regard to their locomotive fleets, or the Company's inability to retain existing contracts and/or obtain new contract awards are among the factors which could affect the Company's financing needs.

The following table summarizes the net changes in cash flows.


                                                          Six Months Ended
                                                               June 30,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
                                                            (In thousands)
Net cash provided by (used in)
      Operating activities                             $ 14,088       $ 25,953
      Investing activities                               (3,888)         9,486
      Financing activities                               (4,420)       (37,320)
                                                     -----------    -----------


Net increase (decrease) in cash and equivalents        $  5,780       $ (1,881)
                                                     ===========    ===========


Cash and equivalents at end of period                  $ 11,016        $ 3,815
                                                     ===========    ===========

        Net cash provided by operating activities totaled $14.1 million for the first six months of 1997 compared to $26 million for the first six months of 1996. The first six months of 1996 were favorably affected by $17.7 million of advances from customers associated with the production of switcher locomotives at Boise Locomotive. Total working capital for the first six months of 1997 decreased by $199,000, with increases in receivables being offset by corresponding increases in payables and accrued expenses. Depreciation and amortization for the first six months of 1997 totaled $5 million.

        Net cash used in investing activities totaled $3.9 million for the first six months of 1997 compared to net cash provided from investing activities of $9.5 million in the first six months of 1996. The first six months of 1996 were favorably affected by $10.1 million of proceeds from the sale of the locomotive lease fleet. The majority of the 1997 activity relates to additions to property, plant and equipment, with the largest expenditures being made at MPI de Mexico. The Company expects additions to property, plant and equipment in 1997 to be significantly greater than 1996 as a result of the construction of a new facility at Touchstone and contractual obligations for fixed asset additions at MPI de Mexico. Actual capital expenditures could vary based on availability of capital, interest rate increases and changes in market conditions.

        Net cash used in financing activities totaled $4.4 million for the first six months of 1997, compared to $37.3 million for the first six months of 1996. The 1996 activity is principally the pay down of debt by the Company as part of its restructuring plan. The 1997 activity is the pay down of debt with cash generated by operations and an increase in intangible assets, principally bank fees, paid in connection with the closing of the new domestic credit facility.


SIGNIFICANT EVENTS

     During the quarter ended June 30, 1997, MotivePower Industries was awarded the following contracts through its subsidiaries:

     - Motor Coils Manufacturing Company was awarded $4.2 million worth of international contracts to supply locomotive traction motors and related components. The orders include a $2.7 million contract with the Egyptian National Railway, and $1.5 million of contracts with Croatia, Brazil, Australia and Venezuela. It is expected that these orders will be completed in 1997.

     - Motor Coils Manufacturing Company was awarded renewal of a two-year contract to supply traction motors, gears and related components to the Union Pacific Railroad. The total value of the contract is expected to exceed $50 million.

     - Boise Locomotive Company was awarded a contract to overhaul 24 locomotives for approximately $10 million. The locomotives are scheduled to be leased to the Burlington Northern Santa Fe Corporation by a third party under a separate agreement.

     - Power Parts Company was awarded a two-year contract renewal for inventory and just-in-time delivery services of locomotive parts for Union Pacific Railroad. The value of the contract is $6 million.

     On April 23, 1997 the Board of Directors of MotivePower Industries approved a $2.7 million investment in state-of-the-art automation technology for its Engine Systems Company subsidiary. The new equipment and systems will reduce costs and work-in-process inventories, increase productivity and open up production space for new product lines. The Company intends to fund the purchase of the equipment through working capital.

     On May 2, 1997, the Company announced that Motor Coils Manufacturing Company would vacate two redundant leased facilities in Pittsburgh, Pennsylvania by year-end, and modernize and consolidate these operations into other existing facilities, thereby expecting to reduce its work force by approximately 40 employees. These actions are expected to save approximately $1 million annually, based on current sales volumes.

     On June 24, 1997 MotivePower Industries announced that it would apply for listing on the New York Stock Exchange (NYSE). Since going public in April 1994, the Company's stock has traded on Nasdaq. The Company expects to begin trading on the NYSE in the third quarter of 1997, under the symbol "MPO."

     On July 24, 1997 Touchstone sold its existing production facilities in Jackson, Tennessee for $1.1 million and concurrently entered into a short-term lease of the same facilities through March 1998, at which time a manufacturing facility currently in the early stages of construction is expected to be available for occupancy. The sale of the facilities was made at book value.


PRO-FORMA INFORMATION

     The following table highlights certain operating line items exclusive of Alert Manufacturing and Supply Company and Power Parts Sign Company which were sold in July 1996 and October 1996, respectively, and the portion of the Locomotive Lease Fleet sold in 1996.



                            Three Months            Three Months
                                Ended                   Ended
                            June 30, 1997            June 30, 1996
                          ---------------  ----------------------------------------

                                                  (In thousands)
                              As reported  As reported   Adjustments   As adjusted
Net sales .................      $73,813      $66,581      ($5,042)      $61,539
Gross profit ..............      $19,315      $12,885      ($  947)      $11,938
Operating income ..........      $ 9,276      $ 5,262      ($  516)      $ 4,746




                              Six Months              Six Months
                                Ended                   Ended
                            June 30, 1997            June 30, 1996
                          ---------------  ----------------------------------------

                                                  (In thousands)
                              As reported  As reported   Adjustments   As adjusted
Net sales .................     $143,471     $136,236     ($10,762)     $125,474
Gross profit ..............     $ 35,140     $ 26,671     ($ 2,464)     $ 24,207
Operating income ..........     $ 16,339     $ 10,824     ($ 1,643)     $  9,181


PART II.  OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

       Legal Proceedings: In December 1995, Morrison Knudsen, the Company and certain of Morrison Knudsen's directors and officers were named as defendants in a complaint (the "Pilarczyk Lawsuit") filed in the United States District Court for the Northern District of New York by plaintiffs who were principals in and/or held substantial stock in TMS, Inc. ("TMS"), a New York corporation acquired by Morrison Knudsen on December 30, 1992. The complaint, which seeks five million dollars in damages, alleges among other things, violations of
Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, breach of contract, unjust enrichment, negligent misrepresentation and common law fraud during Morrison Knudsen's acquisition of TMS in 1992. Plaintiffs assert that the Company, which was not formed by Morrison Knudsen until 1993, is fully responsible for the acts of Morrison Knudsen. However, the actions complained of occurred before the Company was formed and the Company did not assume such liabilities of Morrison Knudsen. A motion to dismiss, filed in April 1996 on behalf of all defendants to the Pilarczyk Lawsuit, was granted on May 19, 1997. On June 10, 1997 plaintiffs appealed the dismissal in the U.S. District Court, Northern District of New York. The Company with the advice of outside counsel, believes the causes of action in the Pilarczyk Lawsuit relating to the Company are without merit. The Company intends to make appropriate requests to the court to seek to require the plaintiff to pay the Company's legal fees and costs.

      The Company is engaged in a commercial dispute with a former supplier, Samyoung Machinery Industrial Co. and Samyoung (America), Inc. (collectively, "Samyoung"). The Company filed suit on April 16, 1996 alleging delivery of defective product and seeking damages in excess of $1 million. Samyoung denies that the product was defective and countersued to recover $300,000 under the contract, and $10 million for trade libel and interference with prospective economic relationships as a result of the Company allegedly making false disparaging statements concerning the diesel engine assembly liners to customers. The Company, with the advice of outside counsel, believes that Samyoung's claims are without merit, and, to date, no evidence supporting Samyoung's counterclaims has come to light through the discovery being conducted by the parties. The Company intends to vigorously prosecute its own claims and defend against Samyoung's counterclaims.

      On June 25, 1997, Theodore E. Nelson ("Nelson"), President and former 51% owner of Touchstone Company ("Touchstone"), a wholly-owned subsidiary of the Company which was purchased by MK Corporation, the Company's former parent on February 1, 1994 filed suit, seeking an unspecified amount of damages, against Touchstone, Inc. (sic), MotivePower Industries, Inc. and Michael Wolf (President of MotivePower Industries, Inc.) in the Chancery Court of Tennessee, Madison County, Tennessee. Nelson disputes the amount of bonus or other monies earned by him under his employment agreement with Touchstone. The complaint lists a variety of causes of action including civil conspiracy, breach of contract, breach of duty of good faith and fair dealing, misrepresentation, promissory fraud, and tortious interference with contract and seeks compensatory, punitive and treble damages and attorney's fees in unspecified amounts. The Company, with the advice of outside counsel, believes that Nelson's claims are without merit. The Company intends to vigorously defend against Nelson's claims. In addition, because Nelson's employment agreement with Touchstone expires in January 1999, the Company initiated a management transition program at Touchstone in the second quarter. Under this program, the Company has added a new vice president of sales and marketing, and has begun to search for Nelson's successor.

      In the ordinary course of its business, the Company is involved in legal proceedings incident to the normal conduct of its business, including contract claims and employee matters.

ITEM 2.         CHANGES IN SECURITIES

       None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On June 24, 1997, the annual meeting of the shareholders of the Company was held, at which the shareholders voted on and approved the following matters:

       1. The election of Gilbert E. Carmichael, Ernesto Fernandez Hurtado and Michael A. Wolf to the Board of Directors for a term of three years. A summary of the voting results is as follows:

               Gilbert E. Carmichael  Ernesto Fernandez Hurtado  Michael A. Wolf

      For           11,369,942                 11,367,770            11,406,470
      Withheld         119,661                    121,833                83,133

           Lee B. Foster II and James P. Miscoll continue as directors with terms expiring in 1998. John C. Pope and Nicholas J. Stanley continue as directors with terms expiring in 1999.

       2. The appointment of Deloitte & Touche LLP as the Company's independent auditors. A summary of the voting results is as follows:

           For                                       11,410,632
           Against                                        6,624
           Abstain                                       72,347

ITEM 5.         OTHER INFORMATION

       None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


       Exhibits:

Exhibit 10.1 Amendment No. 1 Dated As Of May 23, 1997 To Second Amended and Restated Credit Agreement Dated As Of February 27, 1997

       Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MOTIVEPOWER INDUSTRIES INC.



                                             By: /s/ William D. Grab
                                                 --------------------
                                                  William D. Grab
                                                  Vice President, Controller and
                                                  Principal Accounting Officer
Date:  August 8, 1997