Form 10-Q
period 1997-09-30
MOTIVEPOWER INDUSTRIES INC
filed 1997-11-06
CIK 919563

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding at November 6, 1997
           -----                                -------------------------------
Common stock, $.01 par value                                17,736,443

                          MOTIVEPOWER INDUSTRIES, INC.
                      Quarterly Report on Form 10-Q for the
                 Three and Nine Months Ended September 30, 1997


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


Item 1 Condensed Consolidated Financial Statements                     PAGE


Condensed Consolidated Statements of Operations for the Three and
Nine Months Ended September 30, 1997 and 1996 ........................   3

Condensed Consolidated Balance Sheets at September 30, 1997
and December 31, 1996 ................................................   4

Condensed Consolidated Statements of Cash Flows for the Three and Nine
Months Ended September 30, 1997 and 1996 .............................   5

Notes to Condensed Consolidated Financial Statements .................   6

Item 2 Management's Discussion and Analysis of Results of Operations
and Financial Condition ..............................................   10



PART II. OTHER INFORMATION

Item 1 Legal Proceedings                                                 20

Item 2 Changes in Securities                                             21

Item 3 Defaults upon Senior Securities                                   21

Item 4 Submission of Matters to a Vote of Security Holders               21

Item 5 Other Information                                                 21

Item 6 Exhibits and Reports on Form 8-K                                  21

Signature                                                                22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MOTIVEPOWER INDUSTRIES, INC ...........................
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Thousands of dollars except share data)


                                                                 (Unaudited)                        (Unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                      September 30,
                                                                 -------------                      -------------



                                                                1997            1996            1997            1996
                                                          ------------    ------------    ------------    ------------

Net sales .............................................   $     73,849    $     69,046    $    217,320    $    205,282
Cost of sales .........................................        (56,350)        (56,291)       (164,681)       (165,894)

                                                          ------------    ------------    ------------    ------------

Gross profit ..........................................         17,499          12,755          52,639          39,388

General and administrative expense ....................         (8,268)         (8,278)        (27,068)        (24,106)

                                                          ------------    ------------    ------------    ------------


Operating income ......................................          9,231           4,477          25,571          15,282
Investment income .....................................            230             418             532           1,661
Interest expense ......................................         (1,275)         (1,345)         (3,740)         (6,992)
Other income - Argentina ..............................            391              13           1,186           1,461
Gain on sale of assets ................................           --               465            --               465
Foreign exchange (loss) gain ..........................            (66)            118            (222)            172

                                                          ------------    ------------    ------------    ------------


Income before income taxes ............................          8,511           4,146          23,327          12,049
Income tax expense ....................................         (3,134)         (1,558)         (9,064)         (4,440)


                                                          ------------    ------------    ------------    ------------


Net income ............................................   $      5,377    $      2,588    $     14,263    $      7,609

                                                          ============    ============    ============    ============


Weighted average shares outstanding ...................     18,871,899      17,562,793      18,451,724      17,562,793
Primary earnings per share ............................   $        .28    $        .15    $        .77    $        .43


Weighted average shares outstanding ...................     19,062,308      17,562,793      19,062,308      17,562,793
Fully diluted earnings per share ......................   $        .28    $        .15    $        .75    $        .43



               The accompanying notes are an integral part of the
                             financial statements.




MOTIVEPOWER INDUSTRIES, INC.
CONDENSED  CONSOLIDATED  BALANCE  SHEETS At September  30, 1997 and December 31,
1996 (Thousands of dollars except share data)
                                                                             (Unaudited)
                                                                            September 30,           December 31,
                                 ASSETS                                            1997                 1996
                                                                          -------------------    -------------------
Current Assets:
Cash and cash equivalents.............................................          $      9,906             $    5,236
Receivables from customers:
   Billed, net of allowance for doubtful accounts of $305 and $284,                   41,777                 25,754
   respectively
   Unbilled............................................................                2,511                    468
Inventories............................................................               80,496                 78,438
Deferred income taxes..................................................                5,432                  4,635
Other current assets...................................................                3,641                  2,638
                                                                          -------------------    -------------------

     Total current assets..............................................              143,763                117,169
Locomotive lease fleet, net............................................                1,535                  2,083
Property, plant and equipment:
   Land................................................................                1,521                  1,737
   Buildings and improvements..........................................               34,282                 32,679
   Machinery and equipment.............................................               57,503                 53,211
                                                                          -------------------    -------------------

   Property, plant and equipment - at cost.............................               93,306                 87,627
   Less - accumulated depreciation.....................................              (48,487)               (43,644)
                                                                          -------------------    -------------------

Property, plant and equipment - net....................................               44,819                 43,983
Underbillings - MPI de Mexico..........................................               28,498                 19,561
Deferred income taxes..................................................               14,625                 15,348
Goodwill and intangibles...............................................               23,626                 24,637
Other..................................................................               11,247                 11,263
                                                                          -------------------    -------------------

        Total assets ..................................................         $    268,113             $  234,044
                                                                          ===================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current portion of long-term debt......................................        $      9,814             $   11,626
 Accounts payable - trade...............................................              22,612                 13,470
 Accrued expenses and other current liabilities.........................              34,008                 28,236
 Income taxes payable...................................................               5,530                  1,957
 Revolving credit borrowings............................................                   -                 22,431
 Advances from customers................................................               4,301                      -
                                                                          -------------------     ------------------

       Total current liabilities........................................              76,265                 77,720
 Long-term debt.........................................................              37,163                 15,535
 Commitments and contingencies..........................................              15,801                 18,394
 Other..................................................................               1,432                  1,415
                                                                          -------------------     ------------------

       Total liabilities................................................             130,661                113,064
                                                                          -------------------     ------------------


 Stockholders' Equity:
    Common Stock, par value $.01 per share, authorized 55,000,000 shares; issued 17,705,818 shares at September 30, 1997 and 17,562,793
    shares at December 31, 1996.....................................                     177                    176
    Additional paid-in capital..........................................             204,737                201,661
    Deficit.............................................................             (61,365)               (75,629)
    Cumulative translation adjustments, net of tax......................              (5,105)                (5,105)
    Deferred compensation...............................................                (992)                  (123)
                                                                          -------------------     ------------------

       Total stockholders' equity.......................................             137,452                120,980
                                                                          -------------------     ------------------
 Total liabilities and stockholders' equity ............................        $    268,113             $  234,044
                                                                          ===================     ==================


                   The accompanying notes are an integral part of the financial statements.



MOTIVEPOWER INDUSTRIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Thousands of dollars)




                                                                             (Unaudited)                           (Unaudited)
                                                                         Three Months Ended                     Nine Months Ended
                                                                            September 30,                          September 30,
                                                                 ------------------------------------     --------------------------

                                                                           1997                 1996            1997            1996
                                                                           ----                 ----            ----            ----
       Operating Activities

       Net income                                                 $       5,377        $         2,588      $14,263   $        7,609
                                                                           ----                   ----         ----             ----
       Adjustments  to  reconcile  net income to net cash (used in)
         provided by operating activities:

             Depreciation   . . . . . . . . . . . . . . . . .             1,575                  2,084        4,941            5,369
             Amortization  . . . . . . . . . . . . . . . . .                851                    833        2,488            2,540
             Gain on sale of assets . . . . . . . . . . . . .                 -                  (465)          -              (465)
             Receivables from customers . . . . . . . . . . .            (6,695)                 1,721      (18,066)         (3,641)
             Inventories  . . . . . . . . . . . . . . . . . .            (2,622)                 1,884       (2,058)           6,575
             Underbillings - MPI de Mexico  . . . . . . . . .            (4,777)                  (258)      (8,937)         (5,272)
             Accounts payable and accrued expenses  . . . . .             3,741                  4,153       14,330            4,899
             Advances from customers  . . . . . . . . . . . .             1,487                 (5,807)       4,301           11,864
             Other, net  . . . . . . . . . . . . . . . . . . .               (3)                   595        1,523            3,803
                                                                            ----                  ----         ----             ----
       Net cash (used in) provided by operating activities . .           (1,066)                 7,328       12,785           33,281
                                                                            ----                  ----         ----             ----

       Investing Activities

             Additions to property, plant and equipment . . . . . .      (3,143)                (2,053)      (7,833)         (3,366)
             Deletions from property, plant and equipment   . . . .       1,558                     -         2,122               -
             Proceeds from sale of locomotive lease fleet, net   . .          -                     15           -            10,071
             Proceeds from sale of assets. . . . . . . . . . . .  .           -                  3,762          -              3,762
             Other, net  . . . . . . . . . . . . . . . . . . . . . .       (205)                  (357)          33              386
                                                                            ----                  ----         ----             ----
       Net cash (used in) provided by investing activities . .           (1,790)                 1,367       (5,678)         10,853
                                                                            ----                  ----         ----             ----

       Financing Activities

            Increase in intangibles . . . . . . . . . . . . . . . .        (114)                  (130)      (1,477)           (350)
            Change in payable to Morrison Knudsen  . . . . . . . .            -                (35,634)          -          (35,634)
            Net borrowings (repayments) of debt . . . . . . . . . .          442                25,007       (2,615)        (12,093)
            Proceeds from exercise of stock options. . . . . . . .         1,418                     -        1,655               -
                                                                            ----                  ----         ----             ----
       Net cash provided by (used in) financing activities . .             1,746               (10,757)      (2,437)        (48,077)
                                                                            ----                  ----         ----             ----
       Net  (decrease) increase in cash and cash equivalents .           (1,110)                (2,062)       4,670          (3,943)

       Cash and cash equivalents at beginning of period . . .             11,016                 3,815        5,236            5,696
                                                                            ----                  ----         ----             ----
       Cash and cash equivalents at end of period   . . . . .     $        9,906       $         1,753       $9,906        $   1,753
                                                                            ====                  ====         ====             ====

       Supplemental Disclosures of Cash Flow Information
       Interest paid   . . . . . . . . . . . . . . . . . . . .    $          392       $           716       $ 1,526       $     989
       Income taxes paid, net   . . . . . . . . . . . . . . .              1,752                   121         4,686             182


                      The accompanying notes are an integral part of the financial statements.

MOTIVEPOWER INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     Financial Statements

Basis of Presentation: The financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of MotivePower Industries, Inc. and subsidiaries (the "Company") at September 30, 1997 and the results of their operations and their cash flows for the three and nine month periods ended September 30, 1997 and 1996. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996 included in Form 10-K. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

       Employee stock options are considered common stock equivalents and are reflected in earnings per share calculations when their effect, using the treasury stock method, is dilutive.

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


2.     Inventories

Inventories consist of the following:
                                                      (Unaudited)
                                                     September 30,  December 31,
                                                          1997          1996
                                                        -------       -------

                                                                 (In thousands)


Raw materials ......................................       $37,887       $50,699
Work in progress ...................................        24,591        13,912
Finished goods .....................................        18,018        13,827
                                                           -------       -------
                                                           $80,496       $78,438
                                                           =======       =======

       Approximately $31 million and $34 million of total inventories at September 30, 1997 and December 31, 1996, respectively, were valued on the LIFO cost method. The excess current replacement cost of these inventories over the stated LIFO value was $1 million and $902,000 at September 30, 1997 and December 31, 1996, respectively. Two of the Company's domestic subsidiaries value inventory on the LIFO basis.

3.     Indebtedness

         On February 27, 1997, the Company and a syndicate of lenders led by Bank of America NT and SA entered into a Second Amended and Restated Credit Agreement to replace the Company's Restated Agreement with BankAmerica Business Credit. The facility consists of a $20 million amortizing term loan and a $55 million revolving credit line including a $15 million letter of credit sub-facility. The entire $75 million facility is for a term of four years and is collateralized by substantially all of the domestic assets of the Company. Interest rate spreads charged under the new facility will reset at the end of each quarter based on the ratio of the Company's quarter-ending debt to trailing 12-month cash flow. Both base rate and LIBOR borrowings are available, at the Company's discretion. Interest rates range from LIBOR plus 0.5% to LIBOR plus 2.0%, and base rate to base rate plus 1.0%. For the first six months of the facility, interest rates may not go below LIBOR plus 1.0% for LIBOR-based borrowings, and the base rate for base rate borrowings. The effective interest rate was 6.54% for domestic borrowings and 8.83% for international borrowings at September 30, 1997 and 8.61% and 8.44% respectively at December 31, 1996.

       On May 23, 1997, the Company entered into Amendment No.1 to the Second Amended and Restated Credit Agreement. The amendment increases the limit on the issuance of performance bonds from $10 million to $30 million, increases the limit on the issuance of letters of credit in support of performance bonds from $2.5 million to $10 million and increases the limit on the aggregate amount of letters of credit from $15 million to $20 million.

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

The discounted liability at September 30, 1997, using a discount rate of 6.5%, was $2.1 million based on the Permit's Corrective Action Plan, and $2 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The estimated outlays for each of the five succeeding years from 1997 to 2001 are: $253,000, $260,000, $268,000, $317,000, and
$284,000. The Company was in compliance with the Permit at December 31, 1996 and September 30, 1997.

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

On June 25, 1997, Theodore E. Nelson ("Nelson"), then President and former 51% owner of Touchstone Company ("Touchstone"), a wholly-owned subsidiary of the Company, filed suit, seeking an unspecified amount of damages, against Touchstone, Inc. (sic), MotivePower Industries, Inc. and Michael Wolf (President of MotivePower Industries, Inc.) in the Chancery Court of Tennessee, Madison County, Tennessee. Nelson disputed the amount of bonus or other monies earned by him under his employment agreement with Touchstone, which was purchased on February 1, 1994 by Morrison Knudsen Corporation, the former parent company of MotivePower Industries. The complaint listed a variety of causes of action including civil conspiracy, breach of contract, breach of duty of good faith and fair dealing, misrepresentation, promissory fraud, and tortious interference with contract and sought compensatory, punitive and treble damages and attorney's fees in unspecified amounts. The Company, with the advice of outside counsel, believed that Nelson's claims were without merit. On September 15, 1997, the Company filed a counterclaim with causes of action in breach of contract, breach of fiduciary duty, appropriation of business or corporate opportunity, fraud and deceit, breach of duty of good faith and fair dealing, and civil conspiracy. In October 1997 the Company settled the disputes between itself and Mr. Nelson, and Mr. Nelson resigned from Touchstone to pursue other business opportunities. The estimated cost of the settlement had previously been provided for in the financial statements. Touchstone's board of directors appointed Jack E. Floyd as President of Touchstone upon the resignation of Mr. Nelson. The board of directors for Touchstone had also initiated a management transition program at Touchstone in the second quarter, and under this program, the board of directors for Touchstone added a new vice president of sales and marketing.

      In the ordinary course of its business, the Company is involved in legal proceedings incident to the normal conduct of its business, including contract claims and employee matters.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                        OPERATIONS AND FINANCIAL CONDITION


GENERAL

    The Company is a leader in the manufacturing of products for rail and other power-related industries. Through its subsidiaries, the Company manufactures and distributes engineered locomotive components; provides locomotive fleet maintenance and overhauls, and diesel engine overhauls; manufactures new, environmentally friendly, switcher, commuter and mid-range locomotives up to 4,000 horsepower; and manufactures components for power, marine and industrial markets.

     The Company recorded net income of $5.4 million, or 28 cents of primary earnings per share, (fully diluted EPS was also 28 cents per share), on sales of $73.8 million in the third quarter of 1997 compared to net income of $2.6 million, or 15 cents of primary earnings per share, (fully diluted EPS was also 15 cents per share) on sales of $69 million in the third quarter of 1996. For the nine months ended September 30, 1997 the Company recorded net income of $14.3 million or 77 cents of primary earnings per share, (fully diluted EPS was 75 cents per share) on sales of $217.3 million compared to net income of $7.6 million, or 43 cents of primary earnings per share, (fully diluted EPS was also 43 cents per share) on sales of $205.3 million for the nine months ended September 30, 1996. The increase in profits in both periods of 1997 is the result of higher sales volume, improved gross margins resulting from cost reductions, productivity improvements and product mix, and substantially lower corporate interest expense due to debt reduction and lower financing costs. The difference between primary and fully diluted earnings per share arises from the accounting method required to be used for stock options. The Company anticipates that the effect on earnings per share in the fourth quarter of 1997 will be similar to the third quarter of 1997, assuming current stock prices.

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

     In February 1997, the U.S. Environmental Protection Agency issued a notice of Proposed Rulemaking (NPRM) relating to requirements for the control of emissions from locomotives and engines used in locomotives as required by the Clean Air Act. The final rules are expected to be issued in late 1997. The
Company, in order to best serve its customers and the railroad industry, has begun research and development which will allow the Company to become a full service emissions company that is capable of supplying customers emissions needs for kits, engines, remanufactured and new locomotives, maintenance, documentation and testing services. The Company believes that development of products and services related to emissions control will protect current sales of related component parts and will position the Company to capitalize on EPA regulatory opportunities as they develop. In addition, the Company anticipates that the marine industry will be similarly regulated in the future, at which point the Company would be well positioned to serve those needs. The Company's expenditures relating to this project are expected to be approximately $300,000 in 1997, $3.8 million in 1998, and $3 million per year thereafter.

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

--A decrease in NAFTA rail traffic as measured by revenue ton-miles and locomotive fleet utilization;

--The Company's inability to secure new or retain existing domestic contracts;

--The Company's inability to grow through strategic alliances, joint ventures or acquisitions.


RESULTS OF OPERATIONS

     The following table sets forth the percentage of sales represented by certain items in the Company's Condensed Consolidated Statements of Operations:



                                            Three Months         Nine Months
                                               Ended                Ended
                                            September 30,       September 30,
                                            -------------       -------------

                                              1997       1996       1997       1996
                                             ------     ------     ------     ------
Net sales ..........................         100.0%     100.0%     100.0%     100.0%

Cost of sales ......................         (76.3)     (81.5)     (75.8)     (80.8)
                                             ------     ------     ------     ------



Gross profit .......................          23.7       18.5       24.2       19.2

General and administrative expense .         (11.2)     (12.0)     (12.5)     (11.7)
                                             ------     ------     ------     ------

Operating income ...................          12.5        6.5       11.7        7.5

Investment income ..................            .3         .6         .2         .8

Interest expense ...................          (1.7)      (2.0)      (1.7)      (3.4)

Other income - Argentina ...........            .5         --         .6         .7

Gain on sale of assets .............            --         .7         --         .2

Foreign exchange (loss) gain .......           (.1)        .2        (.1)        .1
                                             ------     ------     ------     ------

Income before income taxes .........          11.5        6.0       10.7        5.9

Income tax expense .................          (4.2)      (2.3)      (4.2)      (2.2)
                                             ------     ------     ------     ------

Net income .........................           7.3%       3.7%       6.5%       3.7%
                                             ======     ======     ======     ======



Consolidated Operations

Three Months Ended September 30, 1997
-------------------------------------

         Net sales for the three months ended September 30, 1997 were $73.8 million, compared to $69 million for the three months ended September 30, 1996, an increase of 7%. Excluding sales from divested operations, the sales increase for the three months ended September 30, 1997 was 11%. The increase in sales is primarily attributed to increased sales in the Components Group, principally international sales at Motor Coils. Increased locomotive maintenance sales at MPI de Mexico were offset by a decrease in sales at Boise Locomotive. The decrease in sales at Boise Locomotive between periods is attributed to the sale of switcher locomotives in the 1996 period, which were not repeated in the 1997 period.

         Gross profit for the three months ended September 30, 1997 was $17.5 million or 24%, compared to $12.8 million, or 18%, for the three months ended September 30, 1996. The increase in gross profit is attributed to the increased sales volume, continuing cost reductions, productivity improvements and a favorable product mix.

         General and administrative expense for the three months ended September 30, 1997 was $8.3 million, compared to $8.3 million for the three months ended September 30, 1996. Although general and administrative expense is the same as the prior period, current period expense includes costs for incentive related programs ($700,000) and stock option and stock appreciation programs ($433,000). These costs were offset by cost reductions, allowing overall costs between periods to remain level.


         Investment income for the three months ended September 30, 1997 was $230,000 compared to $418,000 for the three months ended September 30, 1996. The decrease is primarily attributed to a decrease in funds invested at MPI de Mexico, partially offset by an increase in funds invested domestically.

         Interest expense for the three months ended September 30, 1997 was $1.3 million compared to $1.3 million for the three months ended September 30, 1996. A decrease in domestic interest expense resulting from decreased borrowings and a rate reduction was offset by increased borrowings at MPI de Mexico needed to support the investment in facilities and equipment.

         Other income - Argentina for the three months ended September 30, 1997 was $391,000 compared to $13,000 for the three months ended September 30, 1996. For both periods, this other income represents amounts received from the Company's restructured investments in Argentina. Due to the uncertain financial strength of the other parties involved, the Company recognizes income only when funds are actually received.

         The gain on sale of assets of $465,000 for the three months ended September 30, 1996 is the result of net sale proceeds in excess of net assets sold associated with the sale of Alert Manufacturing and Supply Co.

         A foreign exchange loss of $66,000 was realized for the three months ended September 30, 1997 compared to a foreign exchange gain of $118,000 for the three months ended September 30, 1996, as a result of fluctuations in the Mexican peso.

         Income tax expense for the three months ended September 30, 1997 was $3.1 million, or 36.8% of pre-tax income, compared to $1.6 million or 37.6% of pre-tax income for the three months ended September 30, 1996. The increase in the expense is directly related to the increased pre-tax income between periods. The Company has formed a Foreign Sales Corporation ("FSC"), which reduced the effective tax rate for the current quarter when compared to the previous years quarter as well as the previous two quarters of 1997. In addition, the Company anticipates that future periods' tax expense will be reduced through the use of the FSC.

Nine Months Ended September 30, 1997
------------------------------------

         Net sales for the nine months ended September 30, 1997 were $217.3 million, compared to $205.3 million for the three months ended September 30, 1996, an increase of 6%. Excluding sales from divested operations, the sales increase for the nine months ended September 30, 1997 was 13%. The increase in sales is primarily attributed to increased international sales in the Components Group and increased locomotive maintenance sales at MPI de Mexico. Sales at Boise Locomotive decreased as a result of decreased sales of switcher locomotives between periods.

         Gross profit for the nine months ended September 30, 1997 was $52.6 million or 24%, compared to $39.4 million, or 19%, for the nine months ended September 30, 1996. The increase in gross profit is attributed to the increased sales volume, a favorable product mix, continuing cost reductions and productivity improvements.

         General and administrative expense for the nine months ended September 30, 1997 was $27.1 million, compared to $24.1 million for the nine months ended September 30, 1996. The increase is primarily attributed to approximately $2 million of expenses related to stock appreciation rights and stock options, and approximately $2.5 million of performance related incentive expenses. These costs were partially offset by cost reductions in other areas.

         Investment income for the nine months ended September 30, 1997 was $532,000 compared to $1.7 million for the nine months ended September 30, 1996. The decrease is primarily attributed to a decrease in funds invested at MPI de Mexico.

          Interest expense for the nine months ended September 30, 1997 was $3.7 million compared to $7 million for the nine months ended September 30, 1996. The decrease is attributed to decreased domestic borrowings, the redemption in September 1996 of $56.6 million of debt owed to the Company's former majority shareholder and a decrease in the interest rate charged on domestic borrowings. These decreases were partially offset by increased borrowings under the Mexican credit facility needed to support the investments in facilities and equipment.

         Other income - Argentina for the nine months ended September 30, 1997 was $1.2 million compared to $1.5 for the nine months ended September 30, 1996. For both periods, this other income represents amounts received from the Company's investments in Argentina. Due to the uncertain financial strength of the other parties involved, the Company recognizes income only when funds are actually received.

         The gain on sale of assets of $465,000 for the nine months ended September 30, 1996 is the result of net sale proceeds in excess of net assets sold associated with the sale of Alert Manufacturing and Supply Co.

         A foreign exchange loss of $222,000 was realized for the nine months ended September 30, 1997 compared to a foreign exchange gain of $172,000 for the nine months ended September 30, 1996, as a result of fluctuations in the Mexican peso.

         Income tax expense for the nine months ended September 30, 1997 was $9.1 million, or 38.9 % of pre-tax income, compared to $4.4 million or 36.8% of pre-tax income for the nine months ended September 30, 1996. The increase in the expense for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 is related to the increased pre-tax income between periods, the reduced availability of net operating loss carryforwards in 1997 in conjunction with Morrison Knudsen distributing its remaining ownership stake in the Company as part of Morrison Knudsen's bankruptcy settlement in October 1996, partially offset by the utilization of the FSC in the current quarter.

FINANCIAL CONDITION AND LIQUIDITY

                    In February 1997, the Company entered into a Second Amended and Restated Credit Agreement which consists of a $20 million amortizing term loan and a $55 million revolving credit line including a $15 million letter of credit sub-facility. In addition to providing increased borrowing capacity, the credit agreement also provides for a reduction in interest rates as compared to the Company's previous credit facility.

       On May 23, 1997, the Company entered into Amendment No.1 to the Second Amended and Restated Credit Agreement. The amendment increases the limit on the issuance of performance bonds from $10 million to $30 million, increases the limit on the issuance of letters of credit in support of performance bonds from $2.5 million to $10 million and increases the limit on the aggregate amount of letters of credit from $15 million to $20 million.

         In February 1997, the Board of Directors of the Company approved the funds to construct a new facility and relocate the Company's Touchstone operations. On October 3,1997, Touchstone signed a contract for construction of the facility. Currently, the total project cost is estimated at approximately $5.3 million, inclusive of the land which was purchased earlier this year. The Company is, and will continue to, monitor and review the project in an attempt to reduce the overall project cost to approximately $5 million. The Company intends to fund the project through local Industrial Revenue Bonds. It is anticipated that the new facility will be available for occupancy on or about May 1, 1998.

     On July 3, 1997 the Company entered into a 90-day outright forward foreign exchange transaction with a domestic bank in an effort to protect Company assets in Mexico against a possible currency devaluation. On October 7, 1997, the contract was renewed for another 90-day period. The contract is marked to market on a monthly basis.


    The table below highlights the debt and cash position of the Company at the dates indicated.

                                                    September 30,  September 30,
                                                        1997            1996
                                                        ----            ----

(In thousands)

Domestic-revolver  .............................         $    --         $39,576
Domestic-term loan .............................          19,375           --
MPI de Mexico credit facility ..................          27,602          14,525
Other domestic debt ............................            --             1,829
                                                         -------         -------
Total debt .....................................         $46,977         $55,930
                                                         =======         =======

Cash and equivalents ...........................         $ 9,906         $ 1,753
                                                         =======         =======

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

The following table summarizes the net changes in cash flows.


                                                             Nine Months Ended
                                                               September 30,
                                                            1997          1996
                                                            ----          ----
(In thousands)

Net cash provided by (used in)

Operating activities ...............................     $ 12,785      $ 33,281
Investing activities ...............................       (5,678)       10,853
Financing activities ...............................       (2,437)      (48,077)
                                                         --------      --------

Net increase (decrease) in cash and equivalents ....     $  4,670      $ (3,943)
                                                         ========      ========
Cash and equivalents at end of period ..............     $  9,906      $  1,753
                                                         ========      ========


     Net cash provided by operating activities totaled $12.8 million for the first nine months of 1997, compared to $33.3 million for the first nine months of 1996. During the first nine months of 1997, accounts receivable increased $18.1 million principally as a result of increased sales at the operating groups, including a very strong sales month in September 1997. Inventories in the first nine months of 1997 increased $2.1 million primarily from the manufacturing of two new demonstration models of the switcher locomotive being used for "test drives" by potential customers in North America. Offsetting these working capital increases, was an increase in accounts payable and accrued expenses in the first nine months of 1997 of $14.3 million. Depreciation and amortization for the first nine months of 1997 was $7.4 million.


     Net cash used in investing activities totaled $5.7 million for the first nine months of 1997 compared to net cash provided by investing activities of $10.9 million for the first nine months of 1996. The first nine months of 1996 were favorably affected by $10.1 million of proceeds from the sale of the locomotive lease fleet, and $3.8 million of proceeds from the sale of Alert
Manufacturing and Supply Co. The majority of the 1997 activity relates to additions to property, plant and equipment, with the largest expenditures being made at MPI de Mexico. Offsetting the additions were $2.1 million of fixed asset disposals, the majority being the sale of the Touchstone production facility. The Company expects additions to property, plant and equipment in 1997 to be significantly greater than 1996 as a result of the construction of a new facility at Touchstone and contractual obligations for fixed asset additions at MPI de Mexico. Actual capital expenditures could vary based on availability of capital, interest rate increases and changes in market conditions.

     Net cash used in financing activities totaled $2.4 million for the first nine months of 1997, compared to $48.1 million for the first nine months of 1996. The 1996 activity is principally the pay down of debt by the Company, including the Morrison Knudsen debt, as part of its restructuring plan. The 1997 activity is the net pay down of debt with cash generated by operations, and an increase in intangible assets, principally bank fees, paid in connection with the closing of the new domestic credit facility offset by proceeds from the exercise of stock options.

COMPONENTS GROUP

                                       Three Months Ended      Nine Months Ended
                                         September 30,            September 30,
                                         -------------            -------------

                                     1997         1996         1997        1996
                                ---------    ---------     --------   ---------

(In
thousands)

Net sales ...................   $  37,011    $  30,859     $117,267   $ 108,816


Less: divested operations ...        --         (1,025)        --        (7,154)

                                =========    =========     ========   =========

Adjusted net sales ..........   $  37,011    $  29,834     $117,267   $ 101,662

                                =========    =========     ========   =========

Percentage change ...........          24%                       15%



Operating income ............   $   5,534    $   3,385     $ 20,406    $  14,743


Less: divested operations ...        --            180         --          (142)
                                =========    =========     ========   =========

Adjusted operating income ...   $   5,534    $   3,565     $ 20,406   $  14,601
                                =========    =========     ========   =========

Percentage change ...........          55%                       40%

     The increase in adjusted net sales for the three-month and nine-month period ended September 30, 1997 compared to the three-month and nine-month period ended September 30, 1996 is primarily attributed to increased sales at Motor Coils, Engine Systems and Power Parts in both the international and domestic markets. The increase in adjusted operating income for the three-month and nine-month period ended September 30, 1997, compared to the three-month and nine-month period ended September 30, 1996 is primarily attributed to the increased sales volume, particularly the international portion, in addition to cost reductions and production efficiencies at the operating entities.


 LOCOMOTIVE GROUP


                                        Three Months Ended     Nine Months Ended
                                          September 30,           September 30,

                                             --------                --------

                                       1997        1996         1997       1996
                                   --------    --------     --------   --------

(In
thousands)

Net sales ......................   $ 36,839    $ 38,188     $100,053   $ 96,466

Less: divested operations ......       --        (1,404)        --       (6,037)
                                   --------    --------     --------   --------

Adjusted net sales .............   $ 36,839    $ 36,784     $100,053   $ 90,429
                                   ========    ========     ========   ========

Percentage change ..............          0%                      11%



Operating income ...............   $  6,531    $  3,581     $ 15,909   $  8,396

Less: divested operations ......       --          (210)        --       (1,531)
                                   --------    --------     --------   --------

Adjusted operating income ......   $  6,531    $  3,371     $ 15,909   $  6,865
                                   ========    ========     ========   ========

Percentage change ..............         94%                     132%

     The adjusted net sales for the three-month period ended September 30, 1997 remained constant when compared to the three-month period ended September 30, 1996. In comparing the periods, sales decreased at Boise Locomotive, as a direct result of decreased switcher locomotive sales. This sales decrease was offset by an increase in sales at MPI de Mexico under the base contract and additional non-contract work. The increase in operating income for the three-month period ended September 30, 1997 compared to the three-month period ended September 30, 1996 is primarily attributed to increased operating efficiencies at Boise Locomotive and improved operating efficiencies and increased sales volume at MPI de Mexico.

     The increase in adjusted net sales for the nine-month period ended September 30, 1997 compared to the nine-month period ended September 30, 1996 is a result of decreased sales at Boise Locomotive, principally switcher locomotives, offset by increased sales at MPI de Mexico under the base contract and non-contract work. The increase in operating income for the nine-month period ended September 30, 1997 compared to the nine-month period ended September 30, 1996 is primarily attributed to the sales volume increase at MPI de Mexico and operating efficiencies, and cost reductions at both Boise Locomotive and MPI de Mexico.

SIGNIFICANT EVENTS

     During the quarter ended September 30, 1997, and subsequently, MotivePower Industries announced the following contracts through its subsidiaries:

     -On August 25, 1997 Touchstone Company was awarded a two-year contract renewal for inventory management and supply of heat exchanger products by the Union Pacific Railroad. Based on current volumes, the contract is worth about $6 million.

     - On September 15, 1997, Motor Coils Manufacturing Company was awarded $3.4 million of international contracts to supply locomotive traction motors and components. The orders included a $1.7 million worth of orders from Korea, Brazil, and Australia. It is anticipated these orders will be filled in thefourth quarter of 1997 and the first quarter of 1998.

     - On September 17, 1997, Engine Systems signed a two year contract with the
     Union  Pacific  Railroad  to  supply   locomotive   turbochargers   and
     related components.  The contract is expected to generate  approximately
      $17 million in revenue over the next two years, compared to approximately $12 million in the previous two years.

     - On September 24, 1997, Boise Locomotive Company was awarded a contract to overhaul six locomotives for approximately $7 million for the Mass Transit Administration of the Maryland Department of Transportation. The work will be completed during the first half of 1998.

    - On October 16, 1997, Boise Locomotive was awarded contracts worth approximately $30 million to overhaul locomotives for Burlington Northern and Sante Fe Railway, First Union Rail Corporation, and Tri-County Commuter Rail Authority. The contracts are expected to begin in the fourth quarter of this year and be completed by the third quarter of 1998.

OTHER SIGNIFICANT EVENTS

     On July 24, 1997 Touchstone sold its existing production facilities in Jackson, Tennessee for $1.1 million and concurrently entered into a short-term lease of the same facilities through May 1998, at which time a manufacturing facility currently in the early stages of construction is expected to be available for occupancy. The sale of the facilities was made at book value.

    On August 18, 1997, MotivePower Industries common stock began trading on the New York Stock Exchange under the symbol "MPO". Since going public in April 1994, the Company's stock had traded on Nasdaq.

     On August 22, 1997, the Board of Directors of MotivePower Industries Inc. amended the Company's Stockholder Rights Plan, increasing the exercise price from $16 per share to $80 per share. The plan was neither adopted nor amended in response to any specific take over bid.

     On September 8, 1997, MotivePower Industries announced that Boise Locomotive has manufactured demonstration models of its two new low-horsepower locomotives that railroads can test drive and fully evaluate at their respective locations. The units are booked for demonstrations through January 1998.

     On March 6, 1997 the Company signed a letter of intent to sell its Mountaintop, Pa facility to Summit Manufacturing Inc. The agreement extended the term of the letter to October 31, 1997. The Company and Summit did not close the sale of the property by October 31, 1997, and accordingly the Company has put the property back on the market, and Summit has forfeited the hand money ($100,000) and the retention payments ($100,000). The Company will continue to pursue the sale of the property to Summit but will also pursue sale of the facility to other interested parties. It is not anticipated the sale of the facility will close in 1997.

     On October 7, 1997 Jack E. Floyd, vice president of finance and controller of Boise Locomotive Company, was named president of Touchstone Company. Floyd replaced Ted Nelson, who resigned to pursue other business opportunities, after serving as president of Touchstone since 1982.

     On October 23, 1997, the Company announced that it has signed a Memorandum of Understanding with ANI Railway Transportation Group to create an exclusive distribution agreement for the Pacific Rim Region.


BACKLOG

The Company's total backlog at September 30, 1997 is summarized as follows:


                1997                   Other Years            Total Backlog
        ----------------------     ---------------------    ------------------

                                      (In thousands)


              $ 70,100                  $ 378,400               $ 448,500



PRO-FORMA INFORMATION

     The following table highlights certain operating line items exclusive of Alert Manufacturing and Supply Company and Power Parts Sign Company which were sold in July 1996 and October 1996, respectively, and the portion of the Locomotive Lease Fleet sold in 1996.



                             Three Months                     Three Months
                                 Ended                            Ended
                           September 30, 1997              September 30, 1996
                           ------------------  ---------------------------------



                                                  (In thousands)

                             As reported     As reported Adjustments As adjusted
                           -----------------   --------   --------    --------

Net sales ..............   $ 73,849              $  69,046  ($ 2,429)   $ 66,617


Gross profit ...........   $ 17,499              $  12,755  ($   297)   $ 12,458



Operating income .......   $  9,231              $   4,477  ($    30)   $  4,447





                              Nine Months                  Nine Months
                                 Ended                       Ended
                           September 30, 1997           September 30, 1996
                           ------------------     ------------------------------



(In thousands)

                              As reported    As reported Adjustments As adjusted
                           -------------------   --------   --------    --------

Net sales ..............   $     217,320          $205,282   ($13,191)  $192,091

Gross profit ...........   $      52,639          $ 39,388    ($2,761)  $ 36,627


Operating income .......   $      25,571          $ 15,282   ($ 1,673)  $ 13,609












PART II.  OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

                 Legal Proceedings: In December 1995, Morrison Knudsen, the Company and certain of Morrison Knudsen's directors and officers were named as defendants in a complaint (the "Pilarczyk Lawsuit") filed in the United States District Court for the Northern District of New York by plaintiffs who were principals in and/or held substantial stock in TMS, Inc. ("TMS"), a New York corporation acquired by Morrison Knudsen on December 30, 1992. The complaint, which sought five million dollars in damages, alleges among other things, violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, breach of contract, unjust enrichment, negligent misrepresentation and common law fraud during Morrison Knudsen's acquisition of TMS in 1992. Plaintiffs asserted that the Company, which was not formed by Morrison Knudsen until 1993, is fully responsible for the acts of Morrison
Knudsen. However, the actions complained of occurred before the Company was formed and the Company did not assume such liabilities of Morrison Knudsen. A motion to dismiss, filed in April 1996 on behalf of all defendants to the Pilarczyk Lawsuit, was granted on May 19, 1997. On June 10, 1997 plaintiffs appealed the dismissal in the U.S. District Court, Northern District of New York. The Company with the advice of outside counsel, believes the causes of action in the Pilarczyk Lawsuit relating to the Company are without merit. The Company intends to make appropriate requests to the court to seek to require the plaintiff to pay the Company's legal fees and costs.

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

On June 25, 1997, Theodore E. Nelson ("Nelson"), then President and former 51% owner of Touchstone Company ("Touchstone"), a wholly-owned subsidiary of the Company, filed suit, seeking an unspecified amount of damages, against Touchstone, Inc. (sic), MotivePower Industries, Inc. and Michael Wolf (President of MotivePower Industries, Inc.) in the Chancery Court of Tennessee, Madison County, Tennessee. Nelson disputed the amount of bonus or other monies earned by him under his employment agreement with Touchstone, which was purchased on February 1, 1994 by Morrison Knudsen Corporation, the former parent company of MotivePower Industries. The complaint listed a variety of causes of action including civil conspiracy, breach of contract, breach of duty of good faith and fair dealing, misrepresentation, promissory fraud, and tortious interference with contract and sought compensatory, punitive and treble damages and attorney's fees in unspecified amounts. The Company, with the advice of outside counsel, believed that Nelson's claims were without merit. On September 15, 1997, the Company filed a counterclaim with causes of action in breach of contract, breach of fiduciary duty, appropriation of business or corporate opportunity, fraud and deceit, breach of duty of good faith and fair dealing, and civil conspiracy. In October 1997 the Company settled the disputes between itself and Mr. Nelson, and Mr. Nelson resigned from Touchstone to pursue other business opportunities. The estimated cost of the settlement had previously been provided for in the financial statements. Touchstone's board of directors appointed Jack E. Floyd as President of Touchstone upon the resignation of Mr. Nelson. The board of directors for Touchstone had also initiated a management transition program at Touchstone in the second quarter, and under this program, added a new vice president of sales and marketing.

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

       None.

ITEM 5.         OTHER INFORMATION

       None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


       Exhibits:



       Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended September 30, 1997.































SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MOTIVEPOWER INDUSTRIES INC.



                                                        By: /s/ William D. Grab
                                                        -----------------------
                                                              William D. Grab
                                                  Vice President, Controller and
                                                   Principal Accounting Officer

Date:  November 6, 1997