Form 10-K
period 1997-12-31
MOTIVEPOWER INDUSTRIES INC
filed 1998-03-16
CIK 919563

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 1997, or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         and Exchange Act of 1934

         For the transition period from ______  to ______

                         Commission file number 0-23802
                          MOTIVEPOWER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                       82-0461010
----------------------------               -----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

1200 Reedsdale Street, Pittsburgh, PA                    15233
-------------------------------------                  ----------
(Address of principal executive offices)               (Zip code)

       Registrant's telephone number, including area code: (412) 237-2250
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

          Class
----------------------------
Common stock, $.01 par value

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      -----    -----

The aggregate market value of the voting stock held by nonaffiliates of the registrant at March 2, 1998 was: $483,610,666

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                  Outstanding at March 2, 1998
----------------------------       ----------------------------
Common stock, $.01 par value                17,786,343

DOCUMENTS INCORPORATED BY REFERENCE:

Certain sections or portions of, the Annual Report to Shareholders for the year ended December 31, 1997, described in Part I and Part III hereof, is incorporated by reference, and certain sections or portions of the registrant's proxy statement for the annual meeting of stockholders to be held on April 29, 1998, described in Part III hereof, are incorporated by reference in this report.

                          MOTIVEPOWER INDUSTRIES, INC.

                                    Index to
                           Annual Report on Form 10-K

                      For The Year Ended December 31, 1997


                                                                                                        PAGE
                                                                                                        ----
PART I

Item 1.    Business                                                                                       3
Item 2.    Properties                                                                                     8
Item 3.    Legal Proceedings                                                                              9
Item 4.    Submission of Matters To A Vote of Security Holders                                            9

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters                          9
Item 6.    Selected Consolidated Financial Data                                                          10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations         10
Item 8.    Consolidated Financial Statements and Supplementary Data                                      10
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure          10

PART III

Item 10.     Directors and Executive Officers of the Registrant                                          10
Item 11.     Executive Compensation                                                                      10
Item 12.     Security Ownership of Certain Beneficial Owners and Management                              10
Item 13.     Certain Relationships and Related Transactions                                              11

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                             11

Signatures                                                                                               17

                                     PART I

     Unless otherwise indicated or the context otherwise requires, the terms "Company" and "MotivePower" refer to MotivePower Industries, Inc. and its subsidiaries.

ITEM 1. BUSINESS

THE COMPANY

The Company is a leader in the manufacturing and distribution of products for rail and other power-related industries, and also provides a variety of related contract services. On April 26, 1994, the Company, then a wholly-owned subsidiary of Morrison Knudsen, commenced an initial public offering of 6 million shares of its Common Stock at an offering price of $16 a share which decreased Morrison Knudsen's interest in the Company to 65%. Effective as of September 11, 1996, as part of its bankruptcy plan, Morrison Knudsen distributed all of its ownership in the Company to its creditors and certain of its then current stockholders. Morrison Knudsen is no longer a stockholder in the Company. In January 1997, the Company changed its name from MK Rail Corporation to MotivePower Industries, Inc., and in August 1997 its stock was listed on the New York Stock Exchange under the symbol "MPO." The Company provides products and services to freight and passenger railroads, including every Class I Railroad in North America, commuter rail and transit authorities, original equipment manufacturers and other customers internationally. The Company has headquarters in Pittsburgh, Pa., and 2,351 employees at December 31, 1997 at strategically located facilities in the United States and Mexico.

FORWARD-LOOKING STATEMENTS

Statements in this Form 10-K regarding the Company's efforts to maximize stockholder value or its efforts to improve operations by increasing productivity or efficiency are forward-looking statements. The Company's actual results could differ materially from the results suggested in any forward-looking statements. Factors that could cause or contribute to these material differences include, but are not limited to, the following: a general decline in the NAFTA economy, which could cause a decrease in rail traffic; continued consolidation by U.S. railroads, which could cause them to reduce purchases of goods and services; changes in the Mexican government's railroad privatization program; a strengthening of the U.S. dollar in targeted foreign markets; the Company's ability to timely and efficiently complete current and future expansion and productivity enhancement projects, and implement related productivity improvement plans; and the Company's ability to maintain current favorable relations with its labor unions. In making these forward-looking statements, the Company assumes no obligation to update them or advise of changes in the assumptions on which they were based.

BUSINESS STRATEGY

The Company's business strategy is to grow and continue to strengthen its core businesses, including manufacturing and distributing engineered locomotive components and parts; providing locomotive fleet maintenance; overhauling and remanufacturing locomotives; and manufacturing environmentally friendly switcher, commuter and mid-range, DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Company is looking to expand further into other niche power, marine and industrial markets by growing the existing business in these markets and by modifying certain existing products to fit new applications.

     The Company has outlined a six-part strategy to carry out its growth plan:
1. Capitalize on the railroads' desire to outsource non-transportation functions such as maintenance and repair projects by continuing to improve quality and by reducing product cycle times; 2. Continue to grow its Mexican operations by expanding current capabilities and by pursuing new opportunities created by the Mexican government's railroad privatization program; 3. Expand sales of components in targeted non-NAFTA markets, such as South America, the Middle East and the Pacific Rim; 4. Expand sales of similar components into non-rail markets; 5. Acquire companies that provide products or services that complement the Company's current capabilities either geographically or technically, or that expand the Company's current product line; and 6. Develop alliances and joint ventures with other major rail industry suppliers.

     As market conditions, technological developments or other factors change, the Company will modify its strategy accordingly.

INDUSTRY CONDITIONS AND TRENDS

The Company's operating results are strongly influenced by general economic conditions and the financial conditions and level of activity of the global railroad industry. In 1997, favorable conditions generally prevailed in the NAFTA economy. As a result, U.S. railroads carried a record 1.37 trillion revenue ton-miles, the main indicator of activity in the industry, up 1 percent from the prior year. Although there can be no assurance that these conditions will continue, indications in early 1998 remained favorable as railroad traffic continued to grow from 1997 levels.

     The Company's business is primarily providing parts, components and services engineered for locomotives, mainly for the more profitable aftermarket. Currently, the active locomotive fleet in the NAFTA market is about 30,000 units, about equally divided between heavy-haul freight, commuter locomotives and lower-horsepower, short-haul and terminal locomotives. The Company estimates that approximately 40% of the locomotive fleet is older than 20 years and is under 4000 horsepower. Purchases of new heavy-haul locomotives have been at historical highs in recent years as railroads have been seeking to modernize their fleets, but the Company believes production capacity for new units is limited to current levels of about 1,000 per year. As a result, demand for overhauling of older locomotives and for aftermarket parts has been high as railroads work equipment harder and look to maximize the efficiency, availability and productivity of their existing fleets to meet the increased need for locomotive power. Historically, the components and parts, maintenance and overhaul segments of the railroad industry, while still subject to the impact of rail traffic fluctuations, have been more stable and less cyclical than the new and remanufactured locomotive capital goods segments. The Company operates in a highly competitive environment, and there can be no assurance that increased rail traffic or other economically favorable industry conditions will benefit the Company.

     Since the deregulation of the U.S. railroad industry in 1980, freight railroads have reduced their equipment base and consolidated operations to reduce operating costs and improve their competitive position compared to trucking companies, which compete with the railroad industry. Since 1992, the total locomotive fleet has been growing and getting older, and market share has been taken from the trucking industry. The supplier base has been consolidating, and the Company as a primary consolidator and acquirer, believes it is the largest locomotive equipment supplier of its type and class in the world. Railroads have been consolidating and merging, hoping to achieve additional operating and financial efficiencies that will allow them to compete more effectively with other modes of transportation. Management believes these consolidations offer the Company opportunities to increase business with the surviving railroads as these railroads seek operating efficiencies through such means as outsourcing locomotive fleet maintenance and components repair. This is a forward-looking statement, and there can be no assurances that continued consolidation will not adversely impact the Company through concentration of bargaining power over prices or rationalization of locomotive fleet sizes.

DESCRIPTION OF BUSINESS OPERATIONS

The Company operates principally through two business units, the Components Group and the Locomotive Group.

COMPONENTS GROUP

The Components Group manufactures and distributes primarily aftermarket, or replacement, new and remanufactured components and parts for freight and passenger railroads, including every Class I Railroad in North America, metropolitan transit and commuter rail authorities, original equipment manufacturers and other customers internationally. MotivePower provides most aftermarket components for locomotives manufactured by the Electro-Motive Division of General Motors Corporation ("EMD") and certain components for locomotives made by the GE Transportation Systems unit of General Electric Company ("GE"). MotivePower believes it is the leading independent supplier in North America of aftermarket locomotive components such as traction motors, generators, alternators, turbochargers, cooling systems, gearing and overhauled diesel engines.

     Demand for components is influenced by rail traffic activity. As traffic increases, the railroads seek to maximize locomotive availability and capacity, which can increase the frequency of necessary repairs and maintenance. This business is highly competitive, as the Company faces competition from EMD, GE and numerous smaller, independent manufacturers and distributors. EMD and GE accounted for virtually 100% of the new high-horsepower locomotives delivered in the United States in the past five years and, as original equipment manufacturers, are the principal suppliers of original parts for their locomotives.

LOCOMOTIVE GROUP

The Locomotive Group provides fleet maintenance, overhauling and remanufacturing, and manufacturing of environmentally friendly switcher, commuter and mid-range, DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Company's fleet maintenance business unit provides locomotive maintenance under long-term contracts. These contracts generally cover normal, expected maintenance costs but also allow the Company to bill additional amounts to cover extraordinary maintenance. The Company believes it accounts for virtually 100% of the production of low to mid-range up to 4,000 horsepower locomotives produced in NAFTA.

     Demand for fleet maintenance services is driven by the railroads' focus on cost reduction and productivity improvements as the industry has consolidated over recent decades, and as railroads consider outsourcing non-transportation functions. While most railroads have their own mechanical and maintenance facilities, some achieve cost savings and productivity improvements by outsourcing the work to an independent servicer. In this business segment, the Company competes against GE, EMD and the captive in-house repair shops of certain railroads. When possible, the Company supplies its own component parts, at market prices, for use in overhaul and maintenance under these contracts. In this manner, the locomotive fleet maintenance contracts provide additional opportunities for sales of component parts.

     There are approximately 6,000 low-horsepower locomotives operating in switcher/short-haul service in the United States and Canada, with an average age of 30 years. Demand for new low-horsepower locomotives has been minimal since the early 1980s because the railroads have focused instead on modernizing, rationalizing and downsizing their higher-horsepower freight locomotive fleets. In addition, older freight locomotives are sometimes used as switchers. As a result of this low level of demand, the Company believes it is the only manufacturer of new lower-horsepower locomotives. In 1996, the Company sold 32 switchers to two terminal railroads in Houston. In 1997, it manufactured 3 units for a demonstrator program and allowed potential customers to "test drive" these state-of-the-art locomotives. These demonstrators have received favorable reviews from potential customers, but, to date, the Company has not sold any additional low-horsepower units. The Company does, however, have a number of proposals outstanding, but there can be no assurance that it will be successful.

     On March 3, 1998, the Company and the Electro-Motive Division of General Motors formed a strategic alliance to design, manufacture, and market low-horsepower, switching and branchline locomotives in the United States, Canada and Mexico. MotivePower Industries is the third-largest manufacturer of locomotives in NAFTA. Under a marketing and supply agreement, Boise Locomotive, a subsidiary of the Company, will be the exclusive manufacturer of Electro-Motive's private band, 1,500- and 2,000-horsepower locomotives for the NAFTA market.

     The Company has been providing overhauling and remanufacturing services to the railroad industry since 1972, and management believes the Company is the largest, independent remanufacturer of locomotives in North America. In this business segment, the Company faces competition from VMV, AMF Canada, GEC Alsthom Mexico, numerous smaller regional remanufacturers, the captive in-house shops of Class I railroads, and from GE and EMD. Most large railroads have in-house capacity to overhaul locomotives but not to remanufacture and substantially upgrade them.

     Typically, a locomotive overhaul includes replacement of various engine and electrical rotating equipment. The cost can vary greatly depending on the number and type of options included. Remanufacturing is a more extensive process involving the disassembly, redesign from the frame up and reassembly of a locomotive with upgraded equipment to substantially as-new condition.

     The Company's overhauling and remanufacturing businesses have been driven by the aging of the rail industry's locomotive fleet and the historical cost advantages compared to purchasing new locomotives. Between 1970 and 1980, the U.S. industry purchased approximately 12,000 new locomotives, compared to approximately 9,000 since then. As a result, the average age of the fleet has increased, with nearly 75% of the fleet at least 10 years old. The typical maintenance cycle calls for a locomotive to be overhauled after approximately seven years, remanufactured after 15 years and replaced after 20 to 25 years if it has not been remanufactured.

PRODUCT DEVELOPMENT

In response to new regulations released by the U.S. Environmental Protection Agency (the "EPA"), the Company has established a new, focused business unit to explore opportunities that will be created by these new EPA guidelines. Under the regulations, locomotives will be required to meet reduced nitrous oxide emission standards, beginning in the year 2001. The standards will be phased in over several years and may encourage the railroads to overhaul locomotives before the year 2001 so that those locomotives will qualify under the current, less-stringent regulations. No assurance can be provided, however, that these new regulations will have a favorable impact on the Company's results of operations.

         The Company is also involved in the Iron Highway project, a proposed new system for intermodal transportation. In 1995, the Company manufactured four Iron Highway trainsets for CSX Intermodal ("CSXI"), a unit of CSX Corporation, and CP Rail. CP Rail has placed its Iron Highway units in revenue-service testing, while CSXI has postponed testing of its two units due to its parent company's acquisition of Conrail and resulting capital constraints. The Company currently receives no revenues and incurs no costs for the Iron Highway project. There is no certainty that CP Rail will proceed with the Iron Highway beyond the testing phase, or that CSXI will resume testing.

BACKLOG

The Company defines backlog as future sales commitments which constitute a binding agreement between the Company and the customer. Examples include signed contracts and purchase orders. The Company is the preferred supplier of certain components to certain customers, having received notice of the customers' estimate of anticipated purchases. Because these notices are not binding commitments, the Company does not include these amounts in backlog calculations. At December 31, 1997 these anticipated purchases totaled $61 million.

     The Company's multi-year locomotive fleet maintenance contracts account for the majority of the Locomotive group backlog. Multi-year fleet maintenance contracts are expected to continue to produce additional components and parts sales.

     The backlog as of December 31, 1997 and December 31, 1996 and the expected year of recognition is as follows:

                               As of December 31, 1997 (Amounts in 000's)

                                        1998               OTHER YEARS           ORDER BACKLOG
                                        ----               -----------           -------------
Components                            $ 36,135               $     --               $ 36,135

Locomotive                            $136,772               $364,948               $501,720
                                                                                    --------
Total                                                                               $537,855
                                                                                    ========

                               As of December 31, 1996 (Amounts in 000's)

                                        1997               OTHER YEARS            ORDER BACKLOG
                                        ----               -----------            -------------
Components                            $ 28,431               $     --                $ 28,431

Locomotive                            $102,038               $395,650                $497,688
                                                                                     --------
Total                                                                                $526,119
                                                                                     ========

EMPLOYEES

At December 31, 1997, MotivePower had 2,351 employees versus 2,108 in 1996. This included 265 salaried employees and 1,449 hourly employees in the United States, and 162 salaried employees and 475 hourly employees in Mexico. Of the hourly employees in the United States, 360 at Boise Locomotive Company ("Boise Locomotive") are represented by the International Union of Operating Engineers ("Operating Engineers"), and 605 at Motor Coils Manufacturing Co. ("Motor Coils") are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers ("Electrical Workers"). The collective bargaining agreement with the Operating Engineers expires in June 2000 and the three collective bargaining agreements with the Electrical Workers, covering Motor Coils' employees in Braddock and Emporium, Pennsylvania, and St. Louis, Missouri, expire in August 1998, October 1998 and June 2000, respectively. The Company considers its relations with its employees and union representation to be good but cannot, however, assure that contract negotiations will be favorable to the Company.

ENVIRONMENTAL MATTERS

Information regarding environmental matters is set forth on pages 38 through 40 of the Annual Report to Shareholders for the year ended December 31, 1997, and such information is incorporated herein by reference.

MAJOR CUSTOMERS

Information regarding major customers is set forth on page 42 of the Annual Report to Shareholders for the year ended December 31, 1997, and such information is incorporated herein by reference.

     On March 2, 1998, MPI Noreste S.A. de C.V. ("MPI de Mexico"), a subsidiary of the Company, signed a new, 17-year contract in Mexico, valued at $419 million. The new agreement replaces a previous contract that had six years and approximately $177 million in revenues remaining.

     Under the new contract with Transportation Ferroviaria Mexicana ("TFM"), MPI de Mexico will overhaul and maintain 319 locomotives at its San Luis Potosi Facility in the Northeast region of Mexico. A joint venture of Transportacion Maritima Mexicana S.A. de C.V. and Kansas City Southern Industries Inc., TFM was awarded a 50-year concession to operate the Northeast region of the National Railways of Mexico as part of the Mexican government's program to privatize the rail system.

FOREIGN AND DOMESTIC OPERATIONS

Information regarding foreign and domestic operations is set forth on page 42 of the Annual Report to Shareholders for the year ended December 31, 1997 and such information is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Company's headquarters are located in Pittsburgh, Pennsylvania and its manufacturing facilities are located in the United States and Mexico. The Company considers that its properties are generally in good condition, are well-maintained, and are generally suitable and adequate to carry on its business except as noted below. The principal facilities of the Company and its subsidiaries or operating units are as follows:

                                                 Square           Owned/
Location                                         Footage          Leased            Use
--------                                         -------          ------            ---
MOTIVEPOWER INDUSTRIES, INC.
Pittsburgh, Pennsylvania                          8,400           Leased             Corporate Headquarters

BOISE LOCOMOTIVE CO.
Pittsburgh, Pennsylvania                          5,000           Leased             Office
Mountaintop, Pennsylvania(1)                    204,000            Owned             Manufacturing
Boise, Idaho                                    210,000            Owned             Manufacturing
Boise, Idaho                                     66,900            Owned             Manufacturing
Helper, Utah(2)                                      --           Leased             Maintenance Shop
Barstow, California(2)                               --           Leased             Maintenance Shop
Houston, Texas(2)                                    --           Leased             Maintenance Shop

ENGINE SYSTEMS CO.
Latham, New York                                 60,000            Owned             Manufacturing/Office

MICROPHOR CO.
Willits, California                              66,700            Owned             Manufacturing/Office

MPI NORESTE, S.A. DE C.V.
San Luis Potosi, Mexico                       1,235,700           Leased             Manufacturing/Office
San Luis Potosi, Mexico(6)                       90,000            Owned             Manufacturing
Acambaro, Mexico                                132,300           Leased             Manufacturing
Mexico City, Mexico                               3,700           Leased             Office

MOTOR COILS MFG. CO.
Pittsburgh, Pennsylvania(4)                      63,000           Leased             Office
Pittsburgh, Pennsylvania(4)                      57,000           Leased             Warehouse
Pittsburgh, Pennsylvania                         59,600           Leased             Manufacturing
Braddock, Pennsylvania                          127,000            Owned             Manufacturing/Office
Emporium, Pennsylvania                           41,300            Owned             Manufacturing
St. Louis, Missouri                              62,000            Owned             Manufacturing

POWER PARTS CO.
Elk Grove Village, Illinois(3)                  150,700           Leased             Distribution/Office
Alsip, Illinois                                  42,600            Owned             Manufacturing/Office
Gilman, Illinois                                 31,800           Leased             Manufacturing

TOUCHSTONE CO.
Jackson, Tennessee(5)                            88,000           Leased             Manufacturing
Jackson, Tennessee(5)                            77,200           Leased             Warehouse
Jackson, Tennessee(5)                             2,600           Leased             Warehouse
Jackson, Tennessee(5)                             1,500           Leased             Office
Jackson, Tennessee(6)                           140,000            Owned             Manufacturing/Office

(1) The Company closed this facility in the second quarter of 1996 and is marketing the facility for sale.

(2) Represents unspecified portions of maintenance facilities owned by the railroads for which the Company provides locomotive fleet maintenance services. These facilities have been made available to the Company to perform these services for nominal consideration.

(3) The Company subleases 59,500 sq. ft. of space to a subtenant whose sublease expires in July, 1998. The Company will not extend the sublease and plans to utilize the space at the expiration of the sublease.

(4) The Company's Motor Coils subsidiary has commenced a civil action against M & T Partners and its sole general partners, the former President and Chief Executive Officer and Executive Vice President of the Company, seeking rescission of this 15-year leasing agreement and damages arising from the former officers' breaches of fiduciary duty while in their capacity with the Company.

(5) The Company is constructing a new 140,000 square foot facility and will vacate in 1998 all but 16,000 square feet of leased floor space.

(6)  Under construction.

ITEM 3. LEGAL PROCEEDINGS

Information required under Item 3. Legal Proceedings is set forth on pages 40 and 41 of the Annual Report to Shareholders for the year ended December 31, 1997 and such information is incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MotivePower's Common Stock traded on the Nasdaq National Market Tier of the Nasdaq Stock Market under the symbol "MOPO" from April 1994 through August 15, 1997. On August 18, 1997 the Company's common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "MPO". As of March 2, 1998, the approximate number of holders of record of its Common Stock was 3,520.

     The high and low sales prices for the Company's Common Stock, as reported in the NYSE/ Nasdaq Stock Market Summary of Activity reports in 1997 and 1996 were as follows:

                            1997                 1996
                      -----------------     ---------------
                       High        Low       High      Low
First Quarter         $11.38     $ 7.75     $4.50     $2.88
Second Quarter         16.13      10.75      6.75      3.38
Third Quarter          27.25      15.25      6.63      5.00
Fourth Quarter         28.88      19.75      8.00      5.88

     The Board did not declare dividends for 1997 or 1996. On January 27, 1998, the Company entered into a new credit facility which does not restrict the Company's ability to pay dividends so long as, after giving effect to the payment of dividends, the Company remains in compliance with the financial covenants and other terms and conditions of borrowing under its credit agreements. The Board reviews its dividend policy regularly.

     At the close of business on March 2, 1998, the Company's Common Stock was trading at $27.19 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Information required under Item 6. Selected Consolidated Financial Data is set forth on page 16 of the Annual Report to Shareholders for the year ended December 31, 1997 and such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth on pages 17 through 22 of the Annual Report to Shareholders for the year ended December 31, 1997 and such information is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In the Annual Report to Shareholders for the year ended December 31, 1997, the consolidated financial statements and notes to the consolidated financial statements are set forth on pages 23 through 43. Such consolidated financial statements and related notes are incorporated herein by reference.


                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Company is set forth under the captions "Election of Directors" and "Information Concerning Executive Officers" in the Company's proxy statement related to the 1998 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is set forth under the caption "Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is set forth under the caption "Security Ownership" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS A PART OF THIS REPORT:

     (1) and (2) Reference is made to the separate index to the Company's Consolidated Financial Statements and Financial Statement Schedules as set forth on page 14 hereof.

     (3) The following Exhibits are included as a part of this Annual Report on Form 10-K or are incorporated herein by reference:

EXHIBIT NO.                     DOCUMENT DESCRIPTION
-----------                     --------------------
3.01(19)             Form of Amended and Restated Certificate Of Incorporation of the Company

3.02(18)             Form of Amended and Restated By-Laws of the Company

3.05(9)              Certificate of Designations of Series C Junior Participating Preferred Stock

4.01(9)              Rights Agreement, dated as of January 19, 1996, between the Company and
                     Chemical Mellon Shareholder Services, L.L.C.

4.02(9)              Form of Right Certificate

4.03(11)             Amendment to Rights Agreement dated as of April 5, 1996 between the Company and Chase
                     Mellon Shareholder Services, L.L.C. (Formerly Chemical Mellon Shareholder Services, L.L.C.)

4.04(13)             Second Amendment to Rights Agreement dated as of June 20, 1996 between the
                     Company and Chase Mellon Shareholder Services, L.L.C.

4.05(19)             Third Amendment to Rights Agreement dated as of August 22, 1998 between the Company and Chase
                     Mellon Shareholder Services L.L.C.

10.16(2)             Form of MotivePower Industries , Inc. Stock Incentive Plan

10.18(6)             Lease between M & T Partners and Motor Coils Manufacturing Co., dated July 16, 1991, and Amendment dated January 30, 1995

10.19(1)             Lease between Pittsburgh Flatroll Company and Motor Coils Manufacturing Company, dated
                     March 1, 1991

10.20(6)             Lease between MotivePower Industries, Inc. and SCI North Carolina Limited Partnership dated
                     May 17, 1995

10.21(6)             Lease between MotivePower Industries, Inc. and M & T Partners effective April 1, 1994

10.31(19)            Amended and Restated MotivePower Industries, Inc. Deferred Compensation Plan

10.44(10)          Employment Agreement between Company and John C. Pope dated as of December 29, 1995

10.53(17)          Note Cancellation and Restructuring Agreement dated as of June 20, 1996, by and among
                   MK Rail Corporation, Morrisson Knudsen Corporation, a Delaware corporation, and Morrison
                   Knudsen Corporation, an Ohio Corporation

10.54(17)          Stockholders Agreement dated as of June 20, 1996 between MK Rail Corporation and Morrison
                   Knudsen Corporation

10.55(17)          Agreement for the Purchase and sale of Assets dated June 27, 1996 by and among
                   MK Rail Corporation, Alert Manufacturing & Supply Co. and All-State Industrial Rubber Co., Inc.

10.56(15)          Closing Agreement dated July 29, 1996 among the Company, Alert Manufacturing & Supply Co.
                   and All-State Industrial Rubber Co., Inc.

10.57(16)          Asset Purchase Agreement dated October 15, 1996 among Power Parts Sign Company and RI-DEL MFG. INC.

10.60(18)          Form of Employment Agreement and Exhibits thereto, dated July 1, 1996 between
                   MotivePower Industries, Inc. and Michael A. Wolf

10.63(19)          Amended Employment Agreement between the Company and John C. Pope dated as of December 9, 1997

10.64(19)          Amended Employment Agreement between the Company and Michael A. Wolf dated as of February 9, 1997

21.01(19)          Subsidiaries of the Company

23.01(19)          Independent Auditors' Consent

27.01(19)          Article 5 Financial Data Schedule for the Year Ended December 31, 1997

99.01(2)           Form of MotivePower Industries, Inc. Executive Incentive Plan

99.02(2)           Form of MotivePower Industries, Inc. Stock Option Plan for Non-Employee Directors

99.03(19)          Certain sections or portions of the Annual Report to Shareholders for the year ended December 31, 1997

       ----------
       1. Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the Commission on February 24, 1994.

       2. Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on March 29, 1994.

       3.   Not utilized.

       4.   Not utilized.

       5.   Not utilized

       6. Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 1994.

       7.   Not utilized.

       8.   Not utilized.

       9. Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on January 31, 1996.

       10. Incorporated by reference to the Company's Annual Report on Form 10-K for the Year ended December 31, 1995.

       11. Incorporated by reference to the Company's Amendment No. 1 on Form 8-A/A filed with the Commission on April 25, 1996.

       12.  Not utilized.

       13. Incorporated by reference to the Company's Amendment No. 2 on Form 8-A/A filed with the Commission on July 3, 1996.

       14.  Not utilized.

       15. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996.

       16. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1996.

       17. Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July 3, 1996.

       18. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

       19.  Filed herewith.

       (B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                          MOTIVEPOWER INDUSTRIES, INC.

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                             PAGE(S) IN
                                                                                           ANNUAL REPORT*
                                                                                           --------------
The following documents are filed as part of this report:

(1)      Consolidated Financial Statements:
         Consolidated Statements of Operations for each of the years in the
                three year period ended December 31, 1997                                        23
         Consolidated Balance Sheets at December 31, 1997, and 1996                              24
         Consolidated Statements of Cash Flows for each of the years in the
            three year period ended December 31, 1997                                          25-26
         Consolidated Statements of Changes in Stockholders' Equity for
                each of the years in the three year period ended December 31, 1997               27
         Notes to Consolidated Financial Statements                                            28-43
         Independent Auditor's Report                                                            22

         * Incorporated by reference from the indicated pages of the MotivePower Industries, Inc. 1997 Annual Report to Shareholders

(2)      Financial Statement Schedules:
         Independent Auditors' Report on Financial Statement Schedule                            15
         For each of the years in the three year period ended December 31, 1997
              Schedule II - Valuation and Qualifying Accounts                                    16


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of MotivePower Industries, Inc.:

We have audited the consolidated financial statements of MotivePower Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 4, 1998; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference in this Form 10-K. Our audits also included the consolidated financial statement schedule of MotivePower Industries, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 4, 1998

                                                                   Schedule II

                          MOTIVEPOWER INDUSTRIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                          Additions -
                                       Balance at      Additions -         Charged to
                                       beginning       Charged to            other                            Balance at
                                           of           costs and           accounts                            end of
                                         period         expenses           - describe       Deductions          period
                                         ------         --------           ----------       ----------          ------
YEAR ENDED DECEMBER 31, 1997
Loss reserves                            $12,121          $ 1,027          $     --          $ (1,295)          $11,853
Warranty and overhaul reserves             7,053            4,188                --            (2,619)            8,622
Inventory reserves                         3,546            1,771                --            (3,155)            2,162
Allowance for doubtful accounts              284              374                --              (264)              394
Valuation allowance - taxes               19,278               --                --            (2,074)           17,204
Environmental reserves                     4,078               18                --                --             4,096

YEAR ENDED DECEMBER 31, 1996
Loss reserves                            $15,176          $ 2,841          $                 $ (5,896)          $12,121
Warranty and overhaul reserves             4,402            5,450                --            (2,799)            7,053
Inventory reserves                        13,028            4,072                --           (13,554)            3,546
Allowance for doubtful accounts              531               97                --              (344)              284
Valuation allowance - taxes               22,375               --                --            (3,097)           19,278
Environmental reserves                     4,060               18                --                --             4,078

YEAR ENDED DECEMBER 31, 1995
Loss reserves                            $14,903          $10,458          $                 $(10,185)          $15,176
Warranty and overhaul reserves             5,434            6,370                --            (7,402)            4,402
Inventory reserves                           865           12,263                --              (100)           13,028
Allowance for doubtful accounts              205              450                --              (124)              531
Valuation allowance - taxes               20,219            2,156                --                --            22,375
Environmental reserves                     2,653            1,451                --               (44)            4,060

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      MotivePower Industries, Inc.

                      By: /s/ Michael A. Wolf
                          --------------------------------------------------
                          Michael A. Wolf
                          President and Chief Executive Officer and Director (Principal Executive Officer)

                          March 13, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John C. Pope                                Chairman and Director                        March 13, 1998
-----------------------------------
    John C. Pope

/s/ William F. Fabrizio                         Senior Vice President                        March 13, 1998
-----------------------------------             and Chief Financial Officer
    William F. Fabrizio                        (Principal Financial Officer)

/s/ William D. Grab                             Vice President, Controller and               March 13, 1998
-----------------------------------             Principal Accounting Officer
    William D. Grab

/s/ Gilbert E. Carmichael                       Vice Chairman and Director                   March 13, 1998
-----------------------------------
    Gilbert E. Carmichael

/s/ Ernesto Fernandez Hurtado                   Director                                     March 13, 1998
-----------------------------------
    Ernesto Fernandez Hurtado

/s/ Lee B. Foster II                            Director                                     March 13, 1998
-----------------------------------
    Lee B. Foster II

/s/ James P. Misco II                           Director                                     March 13, 1998
-----------------------------------
    James P. Misco II

/s/ Nicholas J. Stanley                         Director                                     March 13, 1998
------------------------------------
    Nicholas J. Stanley