Form 10-Q
period 1998-03-31
MOTIVEPOWER INDUSTRIES INC
filed 1998-04-28
CIK 919563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number 0-23802

                          MOTIVEPOWER INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             82-0461010
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


1200 Reedsdale Street, Pittsburgh, PA                              15233
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)


                                 (412) 237-2250
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                   Outstanding at April 24, 1998
----------------------------                       -----------------------------
Common stock, $.01 par value                                 17,807,343

                          MOTIVEPOWER INDUSTRIES, INC.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                        THREE MONTHS ENDED MARCH 31, 1998


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                        PAGE
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Statements of Operations for the Three                                    3
              Months Ended March 31, 1998 and 1997

          Condensed Consolidated Balance Sheets at March 31, 1998                                          4
              and December 31, 1997

          Condensed Consolidated Statements of Cash Flows for the Three                                    5
              Months Ended March 31, 1998 and 1997

          Notes to Condensed Consolidated Financial Statements                                             6

Item 2.   Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                                                     11


                                PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                               18

Item 2.   Changes in Securities                                                                           18

Item 3.   Defaults upon Senior Securities                                                                 18

Item 4.   Submission of Matters to a Vote of Security Holders                                             18

Item 5.   Other Information                                                                               18

Item 6.   Exhibits and Reports on Form 8-K                                                                18

          Signature                                                                                       19

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MOTIVEPOWER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(In thousands except share data)

                                                                                   (UNAUDITED)
                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                       ----------------------------------
                                                                            1998                1997
                                                                            ----                ----
Net sales                                                              $     82,853         $     69,658
Cost of sales                                                               (61,497)             (53,833)
                                                                       ------------         ------------

Gross profit                                                                 21,356               15,825
Selling, general and administrative expenses                                (10,353)              (8,762)
                                                                       ------------         ------------


Operating income                                                             11,003                7,063

Investment income                                                               279                  189
Interest expense                                                             (1,213)              (1,305)
Other income (expense) - Argentina                                               90                  (39)
Foreign exchange gain (loss)                                                    588                 (115)
                                                                       ------------         ------------


Income before income taxes and extraordinary item                            10,747                5,793
Income tax expense                                                           (3,627)              (2,316)
                                                                       ------------         ------------


Income before extraordinary item                                              7,120                3,477

Extraordinary loss on extinguishment of debt, net of
income tax benefit of $265                                                     (472)                  --
                                                                       ------------         ------------
Net income                                                             $      6,648         $      3,477
                                                                       ============         ============

EARNINGS PER COMMON SHARE - BASIC:

   Income before extraordinary item                                    $        .40         $        .20
   Extraordinary item                                                          (.03)                  --
                                                                       ------------         ------------
   Net income                                                          $        .37         $        .20
                                                                       ============         ============

   Adjusted weighted average common shares outstanding                   17,806,268           17,612,793

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:

   Income before extraordinary item                                    $        .38         $        .20
   Extraordinary item                                                          (.02)                  --
                                                                       ------------         ------------
   Net income                                                          $        .36         $        .20
                                                                       ============         ============

   Adjusted weighted average common shares outstanding                   18,549,104           17,782,652

          The accompanying notes are an integral part of the condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 1998 AND DECEMBER 31, 1997
(In thousands except share data)

                                                                           (UNAUDITED)
                                                                             MARCH 31,      DECEMBER 31,
                                 ASSETS                                       1998              1997
                                                                           ---------         ---------
Current Assets:
Cash and cash equivalents                                                  $   5,983         $  16,897
Receivables from customers:
   Billed, net of allowance for doubtful accounts of $407 and $394,
   respectively                                                               41,742            34,588
   Unbilled                                                                    1,498               450
Inventories                                                                   90,051            81,448
Deferred income taxes                                                          8,359             7,596
Other                                                                          4,086             3,358
                                                                           ---------         ---------
     Total current assets                                                    151,719           144,337
Locomotive lease fleet, net                                                    1,252             1,468
Property, plant and equipment:
   Land                                                                        1,408             1,408
   Buildings and improvements                                                 37,911            36,095
   Machinery and equipment                                                    68,121            64,862
                                                                           ---------         ---------

   Property, plant and equipment - at cost                                   107,440           102,365
   Less - accumulated depreciation                                           (50,451)          (49,942)
                                                                           ---------         ---------

Property, plant and equipment - net                                           56,989            52,423
Underbillings - MPI de Mexico                                                 27,722            32,298
Deferred income taxes                                                          5,560             7,724
Goodwill and intangibles                                                      25,960            27,362
Other                                                                         16,405            17,490
                                                                           ---------         ---------
        Total assets                                                       $ 285,607         $ 283,102
                                                                           =========         =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt                                          $   6,350         $  10,725
Accounts payable - trade                                                      25,159            30,340
Accrued expenses and other current liabilities                                33,888            36,065
Income taxes payable                                                           2,206                --
Revolving credit borrowings                                                       --             5,000
Advances from customers                                                          864               426
                                                                           ---------         ---------

       Total current liabilities                                              68,467            82,556
Long-term debt                                                                44,483            34,782
Commitments and contingencies                                                 15,646            15,552
Other                                                                          5,570             5,664
                                                                           ---------         ---------
       Total liabilities                                                     134,166           138,554
                                                                           ---------         ---------


Stockholders' Equity:
   Common Stock, par value $.01 per share, authorized 55,000,000 shares; issued and outstanding 17,791,343 shares at March 31,
   1998 and 17,774,093 shares at December 31, 1997                               178               178
   Additional paid-in capital                                                205,774           205,609
   Deficit                                                                   (48,705)          (55,353)
   Cumulative translation adjustments, net of tax                             (5,105)           (5,105)
   Deferred compensation                                                        (701)             (781)
                                                                           ---------         ---------
       Total stockholders' equity                                            151,441           144,548
                                                                           ---------         ---------
       Total liabilities and stockholders' equity                          $ 285,607         $ 283,102
                                                                           =========         =========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(In thousands)

                                                                                      (UNAUDITED)
                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             --------------------------
                                                                              1998                 1997
                                                                              ----                 ----
Operating Activities
Net income                                                                   $  6,648         $  3,477


Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
      Depreciation                                                              1,653            1,451
      Amortization                                                                826              821
      Extraordinary loss on
      extinguishment of debt, net of tax                                          472               --
      Receivables from customers                                               (8,202)         (13,582)
      Inventories                                                              (8,408)           1,987
      Underbillings - MPI de Mexico                                             4,576             (698)
      Accounts payable and accrued expenses                                    (7,358)           3,442
      Advances from customers                                                     438            2,814
      Other, net                                                                4,090            1,941
                                                                             --------         --------

Net cash (used in) provided by operating activities                            (5,265)           1,653
                                                                             --------         --------


Investing Activities

Additions to property, plant and equipment                                     (6,177)          (1,350)
Other, net                                                                         38             (156)
                                                                             --------         --------


Net cash used in investing activities                                          (6,139)          (1,506)
                                                                             --------         --------


Financing Activities
Increase in intangibles                                                            --           (1,022)
Net borrowings (repayments) under domestic credit facility                        501           (3,784)
Net (repayments) borrowings under Mexican credit facility                        (175)           3,037
Proceeds from exercise of stock options including tax-related benefit             164               --
                                                                             --------         --------

Net cash provided by (used in) financing activities                               490           (1,769)
                                                                             --------         --------


Net decrease in cash and cash equivalents                                     (10,914)          (1,622)
Cash and cash equivalents at beginning of period                               16,897            5,236
                                                                             --------         --------

Cash and cash equivalents at end of period                                   $  5,983         $  3,614
                                                                             ========         ========

Supplemental Disclosures of Cash Flow Information
Interest paid                                                                $    376         $    103

Income taxes (refund) paid, net                                                  (659)           1,745


          The accompanying notes are an integral part of the condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     FINANCIAL STATEMENTS

       The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of MotivePower Industries, Inc. and subsidiaries (the "Company") at March 31, 1998 and the results of their operations and their cash flows for the three months ended March 31, 1998 and 1997. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 included in Form 10-K. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.
       The Company is a leader in the manufacturing of products for rail and other power-related industries. Through its subsidiaries, the Company manufactures and distributes engineered locomotive components and parts; provides locomotive fleet maintenance; overhauls and remanufactures locomotives; manufactures environmentally friendly, switcher, commuter and mid-range DC and AC traction diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower; and manufactures components for power, marine and industrial markets. The Company's primary customers are freight and passenger railroads, including every Class I railroad in North America.
       Certain reclassifications have been made to the 1997 condensed consolidated financial statements to conform to the 1998 presentation.

       COMPREHENSIVE INCOME: In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), was issued. SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997. The adoption of SFAS 130 did not have an impact on the Company's financial position or results of operations.

       SEGMENT INFORMATION: In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), was issued. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997. The adoption of SFAS 131 did not have an impact on the Company's financial position or results of operations. See footnote five for the adoption of SFAS 131 as of March 31, 1998.

       PENSION AND OTHER POSTRETIREMENT BENEFITS: In February 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and other Postretirement Benefits" ("SFAS 132"), was issued. SFAS 132 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not believe the adoption of the standard will have a material impact on the Company's financial position or results of operations.

       COMPUTER SOFTWARE: In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), was issued. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has not yet determined the effect of this standard.

2.     INVENTORIES

       Inventories consist of the following:

                                                                   (UNAUDITED)
                                                                    MARCH 31,         DECEMBER 31,
                                                                      1998                1997
                                                                   ---------           ----------
                                                                           (In thousands)
        Cores                                                      $   6,829           $    7,477

        Raw materials                                                 40,237               35,421

        Work in progress                                              25,962               21,396

        Finished goods                                                17,023               17,154
                                                                   ---------           ----------

                                                                   $  90,051           $   81,448
                                                                   =========           ==========

       Approximately $35.2 million and $30.7 million of total inventories at March 31, 1998 and December 31, 1997, respectively, were valued on the LIFO cost method. The excess current replacement cost of these inventories over the stated LIFO value was $1.3 and $1.2 million at March 31, 1998 and December 31, 1997, respectively. Two of the Company's domestic subsidiaries value inventory on the LIFO basis. The Company defines cores as inventory designated for unit exchange programs.

3.     INDEBTEDNESS

Domestic facilities:

       On January 27, 1998, the Company closed on two revolving credit facilities with ABN AMRO Bank, N.V. and Mellon Bank N.A. totaling $200 million. ABN AMRO subsequently sold participations in these facilities to a syndicate of 10 additional banks. The new credit lines consist of a $100 million five-year revolving loan and a 364-day $100 million revolving loan which the Company may renew annually with the approval of the lenders. Under the new facilities, the Company may issue up to $35 million in letters of credit.

       The new facilities provide for revolving borrowings at a variable margin over the London Interbank Offered Rate ("LIBOR"), or at Prime Rate, at the Company's option. The margin over LIBOR at which the Company may borrow is adjusted each fiscal quarter based on the ratio obtained when the Company's domestic debt at the end of the quarter is divided by the Company's domestic cash flow over the past four quarters, as measured by earnings before interest and tax, plus depreciation and amortization ("EBITDA"). At March 31, 1998, the Company had $19 million drawn under its LIBOR option at an effective annual rate of 5.7%. On the same day, the Company had $4.5 million drawn under its Prime Rate option at an effective annual rate of 8.25%.

       The Company's maximum borrowings under the facilities are limited to the lesser of $200 million or 3.5 times trailing 12-month EBITDA. At March 31, 1998, after giving effect to the results of the first quarter of 1998, the Company's gross availability under domestic credit facilities was approximately $129 million. After deducting outstanding debt and other reserves, the Company calculates its net available domestic credit on March 31, 1998 as $98.6 million.

Mexican facilities:

The Company has two US Dollar-denominated credit facilities with a Mexican bank, Bancomer S.A., to support its operations in Mexico. The first facility is a $30 million, five year term loan with support from the Export-Import Bank of the United States ("Ex-Im Bank"). At March 31, 1998, the Company had $24.2 million outstanding under this non-recourse facility at an effective annual rate of 8.8%. The second facility is a $3.5 million five-year term loan. At March 31, 1998 the Company had approximately $3.2 million outstanding under this non-recourse facility at an effective annual rate of 11.6%. Both facilities contain prepayment penalties.

4.     COMMITMENTS AND CONTINGENCIES

       The Company has commitments and performance guarantees arising from locomotive remanufacturing contracts and maintenance agreements, and warranties from the sale of new locomotives, remanufactured locomotives and components for locomotives and engines.

Environmental: The Company is subject to a RCRA Part B Closure Permit (the "Permit") issued by the Environmental Protection Agency and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Company's Boise Locomotive facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate undiscounted costs to be incurred over the next 24 years, adjusted for inflation at 3% per annum, to be $4.8 million, based on the Permit's Corrective Action Plan, and $4.4 million for contingent additional Permit compliance requirements related to off-site groundwater contamination. The discounted liability at March 31, 1998, using a discount rate of 6.5%, was $2.1 million based on the Permit's Corrective Action Plan, and $2.1 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The estimated outlays for each of the five succeeding years from 1998 to 2002 are: $260,000, $268,000, $317,000, $285,000,
and $293,000. The Company was in compliance with the Permit at March 31, 1998 and December 31, 1997.

Legal Proceedings: In December 1995, Morrison Knudsen (the Company's former majority stockholder), the Company and certain of Morrison Knudsen's directors and officers were named as defendants in a complaint (the "Pilarczyk Lawsuit") filed in the United States District Court for the Northern District of New York by plaintiffs who were principals in and/or held substantial stock in TMS, Inc. ("TMS"), a New York corporation acquired by Morrison Knudsen on December 30, 1992. The complaint, which sought not less than $5 million dollars in damages, alleges among other things, violations of Section 10(b), Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934, breach of contract, unjust enrichment, negligent misrepresentation and common law fraud during Morrison Knudsen's acquisition of TMS in 1992. Plaintiffs asserted that the Company, which was not formed by Morrison Knudsen until 1993, is fully responsible for the acts of Morrison Knudsen. However, the actions complained of occurred before the Company was formed and the Company did not assume such liabilities of Morrison Knudsen. A motion to dismiss, filed in April 1996 on behalf of all defendants to the Pilarczyk Lawsuit, was granted on May 19, 1997. On June 10, 1997 plaintiffs appealed the dismissal in the U.S. District Court, Northern District of New York. On April 6, 1998, the court denied the appeal.
         The Company is involved in legal proceedings incident to the normal conduct of its business, including contract claims and employee matters. Although the outcome of any pending legal proceeding cannot be predicted with certainty, management believes that such legal proceedings are adequately provided for in the consolidated financial statements and that the proceedings individually and in the aggregate, will not have a material adverse effect on the consolidated operations or financial condition of the Company.

5.     REPORTABLE SEGMENTS

       The Company has two reportable segments: locomotive and components. The reportable segments are comprised of strategic business units which offer different products and services. The Locomotive group provides fleet maintenance, overhauling and remanufacturing, and manufacturing of environmentally friendly switcher, commuter and mid-range, DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Components group manufactures and distributes primarily aftermarket, or replacement, new and remanufactured components and parts for freight and passenger railroads, including every Class I Railroad in North America, metropolitan transit and commuter rail authorities, original equipment manufacturers and other customers internationally.

         The Company evaluates segment performance based on a number of factors, including asset management and profit or loss from operations not including unusual items. The Company accounts for intercompany sales and transfers at current market prices, as if the sales or transfers were to third parties.

       Following is condensed segment financial information for the three months ended March 31, 1998 and 1997, respectively:

                                              (UNAUDITED)                                        (UNAUDITED)
                                           (MARCH 31, 1998)                                   (MARCH 31, 1997)
                             -----------------------------------------------    -----------------------------------------------
                               Locomotive      Components         Total          Locomotive       Components         Total
                              -------------   -------------    -------------    -------------    -------------    -------------
                                                                        (In thousands)
Gross revenue                    $  38,994       $  52,009        $  91,003        $  30,396        $  46,249        $  76,645

Intercompany sales                   1,774           6,376            8,150            2,515            4,472            6,987

Segment operating income             6,622           7,618           14,240            3,251            7,645           10,896

Segment Assets                   $ 139,582       $ 139,226        $ 278,808        $ 106,013        $ 114,346        $ 220,359

The following reconciles segment information presented above to the condensed consolidated financial statements.

                                                                      (UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             -----------------------------
                                                                1998                1997
                                                             ---------           ---------
                                                                     (In thousands)
NET SALES:
Gross revenue from segments                                  $  91,003           $  76,645
Elimination of intercompany sales                               (8,150)             (6,987)
                                                             =========           =========
    Net sales                                                $  82,853           $  69,658
                                                             =========           =========

OPERATING INCOME:
Segment operating income                                     $  14,240           $  10,896
Unallocated corporate expenses                                  (3,237)             (3,833)
                                                             ---------           ---------
     Operating income                                        $  11,003           $   7,063
                                                             =========           =========

ASSETS:
Segment assets                                               $ 278,808           $ 220,359
Corporate assets, including domestic deferred taxes              6,799              23,180
                                                             =========           =========
    Total assets                                             $ 285,607           $ 243,539
                                                             =========           =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

GENERAL

       MotivePower's business strategy is to grow and continue to strengthen its core businesses, including manufacturing and distributing engineered locomotive components and parts; providing locomotive fleet maintenance; overhauling and remanufacturing locomotives; and manufacturing environmentally friendly switcher, commuter and mid-range, DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Company is looking to expand further into other niche power, marine and industrial markets by growing the existing business in these markets and by modifying certain existing products to fit new applications.
         The Company has outlined a six-part strategy to carry out its growth plan: 1. Capitalize on the railroads' desire to outsource non-transportation functions such as maintenance and repair projects by continuing to improve quality and by reducing product cycle times; 2. Continue to grow its Mexican operations by expanding current capabilities and by pursuing new opportunities created by the Mexican government's railroad privatization program; 3. Expand sales of components in targeted non-NAFTA markets, such as South America, the Middle East and the Pacific Rim; 4. Expand sales of similar components into non-rail markets; 5. Acquire companies that provide products or services that complement the Company's current capabilities either geographically or technically, or that expand the Company's current product line; and 6. Develop alliances and joint ventures with other major rail industry suppliers.
         As market conditions, technological developments or other factors change, the Company will modify its strategy accordingly.
         The Company recorded net income of $6.6 million, or 36 cents per diluted share, on sales of $82.9 million in the first quarter of 1998 compared to net income of $3.5 million, or 20 cents per diluted share, on sales of $69.7 million in the first quarter of 1997. The increase in profits is attributed to higher sales and increased profit margins in the Locomotive Group.

SIGNIFICANT EVENTS
       During the quarter ended March 31, 1998, and subsequently, the Company announced the following contracts through its subsidiaries:

        - On February 18, 1998 Boise Locomotive Company was awarded a $7 million contract to build three new commuter locomotives for a California commuter rail line known as Caltrain.

        - On March 2, 1998 MPI de Mexico signed a new 17-year contract in Mexico valued at $419 million. The new agreement replaces a previous contract. Under the new contract with TFM S.A. de C.V. ("TFM"), MPI de Mexico will overhaul and maintain 168 locomotives at its San Luis Potosi facility in the Northeast Region of Mexico.

        - On March 19, 1998 Boise Locomotive Company was awarded a $22 million contract by Helm Financial Corporation to overhaul locomotives that will be leased to the Union Pacific Railroad, the largest railroad in North America.

        - On April 2, 1998 Boise Locomotive Company was awarded a $6 million contract to manufacture and maintain four low-horsepower locomotives for CMC Railroad Inc., a privately held terminal switching company in Dayton, Texas.

       During the quarter ended March 31, 1998, and subsequently, the Company has been party to the following transactions and events.

        - On March 4, 1998 the Company and the Electro-Motive Division of General Motors ("EMD") formed a strategic alliance to design, manufacture and market low-horsepower, switcher and branchline locomotives in the United States, Canada and Mexico. Under a marketing and supply agreement, Boise Locomotive Company will be the exclusive manufacturer of EMD's private brand, 1,500- and 2,000- horsepower locomotives for the NAFTA market.

        - On March 30, 1998 the Company and Westinghouse Air Brake Company ("WABCO") formed a joint venture in Mexico to build locomotive and railcar components. Initially the joint venture will rebuild air brake components for locomotives and railcars but it is expected to expand into other related products in the future.

        - On March 30, 1998 the Company was named the 1998 recipient of the Furman Selz "Golden Gear" Award, which is awarded annually to a Company who demonstrates "manufacturing excellence and superior stock performance."

RESULTS OF OPERATIONS

         The following table sets forth the percentage of sales represented by certain items in the Company's Condensed Consolidated Statement of Operations:

                                                                  THREE MONTHS
                                                                      ENDED
                                                                     MARCH 31,
                                                            -----------------------
                                                              1998             1997
                                                            ------            -----
Net sales                                                    100.0%           100.0%

Cost of sales                                                (74.2)           (77.3)
                                                             -----            -----
Gross profit                                                  25.8             22.7

Selling, general and administrative expenses                 (12.5)           (12.6)
                                                             -----            -----
Operating income                                              13.3             10.1

Investment income                                               .3               .3

Interest expense                                              (1.4)            (1.8)

Other income (expense) - Argentina                              .1              (.1)

Foreign exchange gain (loss)                                    .7              (.2)
                                                             -----            -----
Income before income taxes and extraordinary item             13.0              8.3

Income tax expense                                            (4.4)            (3.3)
                                                             -----            -----
Income before extraordinary item                               8.6              5.0

Extraordinary item                                             (.6)              --
                                                             -----            -----
Net income                                                     8.0%             5.0%
                                                             =====            =====

CONSOLIDATED OPERATIONS

Three Months Ended March 31, 1998

         Net sales for the first quarter of 1998 were $82.9 million, compared to $69.7 million for the first quarter of 1997, an increase of 19%. The increase in net sales is primarily attributed to increased net sales in the Locomotive Group resulting from increased locomotive overhaul work for third party lessors, additional locomotives under maintenance contracts in Mexico, an increase in car repair demand and the sale of two switcher locomotives. In addition, net sales increased in the Components Group primarily as a result of net sales from the companies acquired in December, 1997.
         Gross profit for the first quarter of 1998 was $21.4 million or 26% of net sales compared to $15.8 million or 23% of net sales for the first quarter of 1997. The first quarter of 1998 was favorably affected by a gain of $1.2 million related to a 1994 contract contingency that expired during the quarter. In addition, the increase in gross profit is attributed to the overall increase in sales volume and a product mix that favored higher margin product lines. Gross profit in the first quarter of 1998 was reduced by $621,000 of expenses for the relocation of certain facilities expected to reduce costs, to improve productivity and efficiency, and to increase throughput.
         Selling, general and administrative expenses for the first quarter of 1998 were $10.4 million, compared to $8.8 million for the first quarter of 1997. As a percentage of net sales, selling, general and administrative expenses decreased to 12.5% in the first quarter of 1998 from 12.6% in the first quarter of 1997. The increase in selling, general and administrative expenses is attributed to increases in variable cost incentive programs and expenses from the companies acquired in December, 1997.
         Investment income for the first quarter of 1998 was $279,000 compared to $189,000 for the first quarter of 1997. The increase is primarily attributed to increased earnings on funds invested in Mexico.
         Interest expense for the first quarter of 1998 was $1.2 million compared to $1.3 million for the first quarter of 1997. The decrease is primarily attributed to lower domestic borrowings at reduced interest rates, offset by an increase in borrowings on the Mexican credit facility.
         Other income (expense) - Argentina for the first quarter of 1998 was $90,000 of income compared to $39,000 of expense for the first quarter of 1997. The expense in 1997 related to miscellaneous expenses associated with the Company's investments in Argentina, and the income in 1998 represents funds received from those same investments. Due to the uncertain financial strength of the other parties involved, the Company recognizes income only when funds are actually received.
         The Company incurred a foreign exchange gain of $588,000 in the first quarter of 1998, compared to a foreign exchange loss of $115,000 in the first quarter of 1997. The gain was the result of the Company holding a net liability position in pesos in Mexico during the first quarter of 1998 in which the peso weakened relative to the dollar. As a result of the new Mexican contract, the Company invoices in dollars instead of pesos and collects receivables faster.
         Income tax expense for the first quarter of 1998 was $3.6 million, or 34% of pre-tax income, compared to $2.3 million or 40% of pre-tax income for the first quarter of 1997. The decrease in income tax expense as a percentage of pre-tax income is primarily attributed to a lower effective tax rate in Mexico and the utilization of a Foreign Sales Corporation.
         The Company recorded an extraordinary loss on the extinguishment of debt of $472,000, net of an income tax benefit of $265,000, in the first quarter of 1998. The loss represents the write off of unamortized costs incurred previously under the Company's prior domestic credit facility.

SEGMENT OPERATIONS

COMPONENTS GROUP

                                                      THREE MONTHS
                                                          ENDED
                                                        MARCH 31,
                                         -------------------------------------
                                             1998                      1997
                                         ------------              -----------
                                                     (In thousands)
Net sales                                $     45,633              $    41,777

Operating income                         $      7,618              $     7,645

         The increase in net sales for the first quarter of 1998 is primarily the result of net sales from the two companies acquired in late 1997 which totaled $4.2 million. Operating income remained unchanged in the first quarter of 1998 primarily as a result of $621,000 of expenses incurred during the quarter for the relocation of certain facilities.

LOCOMOTIVE GROUP

                                                      THREE MONTHS
                                                          ENDED
                                                        MARCH 31,
                                         -------------------------------------
                                             1998                      1997
                                         ------------              -----------
                                                     (In thousands)
Net sales                                $     37,220              $    27,881

Operating income                         $      6,622              $     3,251

         The increase in net sales for the first quarter of 1998 is primarily the result of increased overhaul work for third party lessors, additional locomotives under maintenance contracts in Mexico, an increase in car repair demand and the sale of two switcher locomotives. The increase in operating income for the first quarter of 1998 is the result of the increased sales volume and mix favoring higher margin product lines and the $1.2 million gain on the expiration of the 1994 contract contingency.

FINANCIAL CONDITION AND LIQUIDITY

         On January 27, 1998 the Company closed on two new revolving credit facilities with ABN AMRO Bank N.V. and Mellon Bank NA totaling $200 million. The new credit lines consist of a $100 million five-year revolving loan, and a 364-day $100 million revolving loan which the Company may renew annually with the approval of the lenders. Under the new facilities the Company may issue up to $35 million in letters of credit.

         The Company anticipates that capital spending in 1998 will approximate $28 million. Listed below are the 1998 planned project costs and the actual expenditures incurred through March 31, 1998:

                                           1998 PLANNED     MARCH 31, 1998
                                          PROJECT COSTS       YTD ACTUAL
                                          -------------       ----------
                                                    (In thousands)
Expansion of Production Facilities          $15,600            $  3,871

Equipment Upgrades                            4,800                 551

Information Systems                           2,100                 456

Maintenance                                   5,500               1,299
                                            =======            ========

             Total                          $28,000            $  6,177
                                            =======            ========

         In addition to the planned capital expenditures in 1998, the Company will incur costs to relocate equipment from Motors Coils to MPI de Mexico in order to produce certain qualified locomotive components, and will also incur costs at Touchstone to move equipment from the existing facility to the new manufacturing facility currently under construction. As of March 31, 1998 the costs expensed to date for these projects totaled approximately $621,000. The Company's ability to complete these projects in a timely and efficient manner could have an impact on the Company's results of operations for the balance of the year.

         The table below highlights the debt and cash position of the Company:


                                          MARCH 31, 1998    DECEMBER 31, 1997
                                          --------------    -----------------
                                                    (In thousands)
Domestic revolver                           $ 23,500           $  5,000

Domestic term loan                                --             17,999

MPI de Mexico credit facility                 27,333             27,508
                                            --------           --------
Total debt                                  $ 50,833           $ 50,507

Cash and cash equivalents                     (5,983)           (16,897)
                                            --------           --------
Net debt                                    $ 44,850           $ 33,610
                                            ========           ========

The following table summarizes the net changes in cash flows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                      1998               1997
                                                    --------           -------
                                                          (In thousands)
Net cash (used in) provided by:

       Operating activities                         $ (5,265)          $ 1,653

       Investing activities                           (6,139)           (1,506)

       Financing activities                              490            (1,769)
                                                    --------           -------
Net decrease in cash and cash equivalents           $(10,914)          $(1,622)
                                                    ========           =======

Cash and cash equivalents at end of period          $  5,983           $ 3,614
                                                    ========           =======

         Net cash used in operating activities totaled $5.3 million for the first three months of 1998, compared to net cash provided by operating activities of $1.7 million for the first three months of 1997. During the first three months of 1998, accounts receivable increased $8.2 million principally as a result of increased net sales at Boise Locomotive and the new contract terms at MPI de Mexico which allows for current billings for locomotive overhauls performed. Inventories increased $8.4 million in the first three months of 1998 as a result of inventory increases at Boise Locomotive for switcher locomotives and overhaul contracts, and planned inventory increases at Motor Coils and Touchstone as they prepare for facility relocations and interruptions to normal production cycles. Accounts payable decreased $7.4 million in the first three months of 1998 through the normal course of operations. Offsetting these uses of cash were the Company's net income for the period of $6.6 million, a reduction in underbillings of $4.6 million as a result of the Mexico contract change for overhaul billings, depreciation and amortization of $2.5 million and other net changes of $4.1 million which is primarily changes in the Company's income taxes payable.
         Net cash used in investing activities totaled $6.1 million for the first three months of 1998, compared to $1.5 million for the first three months of 1997, consisting primarily of capital expenditures for both periods. Capital expenditures for the first three months of 1998 totaled $6.2 million for the projects noted in the table shown previously in this section. The Company anticipates 1998 capital spending will approximate $28 million consisting mostly of projects which are designed to expand capacity and increase productivity and efficiency.
         Net cash provided by financing activities totaled $490,000 for the first three months of 1998 compared to net cash used in financing activities of $1.8 million for the first three months of 1997. The net cash provided by financing activities consists of $164,000 from the exercise of stock options and net borrowings on the Company's domestic credit facility of $501,000, offset by $175,000 of net paybacks on the Mexican credit facility.

BACKLOG
-------
         The Company defines backlog as future sales commitments which constitute a binding agreement between the Company and the customer. Examples include signed contracts and purchase orders. The Company is the preferred supplier of certain components to certain customers, having received notice of the customers' estimate of anticipated purchases. Because these notices are not binding commitments, the Company does not include these amounts in backlog calculations. At March 31, 1998 these anticipated purchases totaled $97 million.
         The Company's multi-year locomotive fleet maintenance contracts account for the majority of the Locomotive Group backlog. Multi-year fleet maintenance contracts are expected to continue to produce additional components and parts sales.

The backlog as of March 31, 1998 and December 31, 1997 and the expected year of recognition is as follows:

                                                     MARCH 31, 1998

                                                     (In thousands)
                              1998                 1999             OTHER YEARS         ORDER BACKLOG
                           ---------            ---------           -----------         -------------
         Components        $  30,380                                 $      16            $  30,396
                                                $      --
         Locomotive          102,528               79,409              560,338              742,275
                           ---------            ---------            ---------            ---------
              Total        $ 132,908            $  79,409            $ 560,354            $ 772,671
                           =========            =========            =========            =========

                                           DECEMBER 31, 1997

                                             (In thousands)

                              1998             OTHER YEARS         ORDER BACKLOG
                           ---------           -----------         -------------
         Components        $  36,135            $      --           $  36,135
         Locomotive          136,772              364,948             501,720
                           ---------            ---------           ---------
              Total        $ 172,907            $ 364,948           $ 537,855
                           =========            =========           =========

INFORMATION TECHNOLOGY
         The Company is currently engaged in a multi-year project to upgrade and improve its information systems. The project includes hardware and software upgrades, training, implementation, and hiring of staff to manage the systems going forward. The Company expects that the project will improve working capital through improved material management and production planning and control, in addition to cost reductions for communications and other related expenses. As part of the project, the Company will be installing software that is Year 2000 compliant and is coordinating with its customers and suppliers throughout NAFTA. The Company does not expect the costs associated with Year 2000 compliance to be significant at March 31, 1998.

         Statements in this Form 10-Q regarding the Company's efforts to maximize stockholder value or its efforts to improve operations by increasing productivity or efficiency are forward-looking statements. The Company's actual results could differ materially from the results suggested in any forward-looking statements. Factors that could cause or contribute to these material differences include, but are not limited to, the following: a general decline in the NAFTA economy, which could cause a decrease in rail traffic; continued consolidation by U.S. railroads, which could cause them to reduce purchases of goods and services; changes in the Mexican government's railroad privatization program; a strengthening of the U.S. dollar in targeted foreign markets; the Company's ability to timely and efficiently complete current and future expansion and productivity enhancement projects, and implement related productivity improvement plans; and the Company's ability to maintain current favorable relations with its labor unions. In making these forward-looking statements, the Company assumes no obligation to update them or advise of changes in the assumptions on which they were based.


PART II.  OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

       There were no reportable legal proceedings initiated in the quarter ended March 31, 1998 and there were no material developments to any previously reported legal proceedings not included in this Form 10-Q.


ITEM 2.         CHANGES IN SECURITIES

       None.


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.         OTHER INFORMATION

       None.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


       EXHIBITS:

       21.01 Subsidiaries of the Company
       27.01 Article 5 Financial Data Schedule for the quarter ended March 31, 1998.

       REPORTS ON FORM 8-K

       A current report on Form 8-K (Item 5) dated March 4, 1998 to report a press release announcing the awarding of the TFM contract and the strategic alliance formed with EMD.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MOTIVEPOWER INDUSTRIES INC.



                                            By: /s/WILLIAM D. GRAB
                                               ---------------------------------
                                                William D. Grab
                                                Vice President, Controller and
                                                Principal Accounting Officer

Date:  April 28, 1998