Form 10-Q
period 1998-06-30
MOTIVEPOWER INDUSTRIES INC
filed 1998-08-06
CIK 919563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number 0-23802

                          MOTIVEPOWER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                            82-0461010
--------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


1200 Reedsdale Street, Pittsburgh, PA                            15233
-------------------------------------                            -----
(Address of principal executive offices)                       (Zip Code)


                                 (412) 237-2250
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                              Outstanding at July 31, 1998
----------------------------                 ----------------------------
Common stock, $.01 par value                          17,820,093

                          MOTIVEPOWER INDUSTRIES, INC.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                    THREE AND SIX MONTHS ENDED JUNE 30, 1998


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                        PAGE
                                                                                                        ----
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited) for the Three                       3
              and Six Months Ended June 30, 1998 and 1997

          Condensed Consolidated Balance Sheets at June 30, 1998 (Unaudited)                              4
              and December 31, 1997

          Condensed Consolidated Statements of Cash Flows (unaudited) for the Three                       5
              and Six Months Ended June 30, 1998 and 1997

          Notes to Condensed Consolidated Financial Statements                                            6

Item 2.   Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                                                    10


                                PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                              19

Item 2.   Changes in Securities                                                                          19

Item 3.   Defaults upon Senior Securities                                                                19

Item 4.   Submission of Matters to a Vote of Security Holders                                            20

Item 5.   Other Information                                                                              20

Item 6.   Exhibits and Reports on Form 8-K                                                               20

          Signature                                                                                      21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MOTIVEPOWER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(In thousands except per share data)

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                           ----------------------      ------------------------
                                                            1998           1997           1998           1997
                                                           --------      --------      ---------      ---------
Net sales                                                  $ 88,461      $ 73,813      $ 171,314      $ 143,471
Cost of sales                                               (67,125)      (54,498)      (128,622)      (108,331)
                                                           --------      --------      ---------      ---------

Gross profit                                                 21,336        19,315         42,692         35,140
Selling, general and administrative expenses                (10,144)      (10,039)       (20,497)       (18,801)
                                                           --------      --------      ---------      ---------


Operating income                                             11,192         9,276         22,195         16,339

Investment income                                               279           114            558            303
Interest expense                                             (1,314)       (1,161)        (2,527)        (2,466)
Other income - Argentina                                      1,855           835          1,945            796
Foreign exchange gain (loss)                                    241           (41)           829           (156)
                                                           --------      --------      ---------      ---------


Income before income taxes and extraordinary item            12,253         9,023         23,000         14,816
Income tax expense                                           (4,383)       (3,614)        (8,010)        (5,930)
                                                           --------      --------      ---------      ---------


Income before extraordinary item                              7,870         5,409         14,990          8,886

Extraordinary loss on extinguishment of debt, net of
    income tax benefit of $265                                   --            --           (472)            --
                                                           --------      --------      ---------      ---------
Net income                                                 $  7,870      $  5,409      $  14,518      $   8,886
                                                           ========      ========      =========      =========

EARNINGS PER COMMON SHARE - BASIC:

   Income before extraordinary item                        $    .44      $    .31      $     .84      $     .50
   Extraordinary item                                            --            --           (.03)            --
                                                           --------      --------      ---------      ---------
   Net income                                              $    .44      $    .31      $     .81      $     .50
                                                           ========      ========      =========      =========

   Adjusted weighted average common shares outstanding       17,834        17,644         17,820         17,634

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:

   Income before extraordinary item                        $    .42      $    .30      $     .81      $     .50
   Extraordinary item                                            --            --           (.03)            --
                                                           --------      --------      ---------      ---------
   Net income                                              $    .42      $    .30      $     .78      $     .50
                                                           ========      ========      =========      =========

   Adjusted weighted average common shares outstanding       18,638        18,031         18,594         17,912

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 1998 AND DECEMBER 31, 1997
(In thousands except per share data)

                                                                       (UNAUDITED)
                                                                         JUNE 30,    DECEMBER 31,
                                 ASSETS                                    1998          1997
                                                                       -----------   ------------
Current Assets:
Cash and cash equivalents                                               $   7,509      $  16,897
Receivables from customers:
   Billed, net of allowance for doubtful accounts of $408 and $394,        36,171         34,588
   respectively
   Unbilled                                                                 3,373            450
Inventories                                                                93,979         81,448
Deferred income taxes                                                       8,359          7,596
Other                                                                       4,739          3,358
                                                                        ---------      ---------

     Total current assets                                                 154,130        144,337
Locomotive lease fleet, net                                                 1,231          1,468
Property, plant and equipment:
   Land                                                                     1,427          1,408
   Buildings and improvements                                              42,755         36,095
   Machinery and equipment                                                 71,179         64,862
                                                                        ---------      ---------

   Property, plant and equipment - at cost                                115,361        102,365
   Less accumulated depreciation                                          (51,836)       (49,942)
                                                                        ---------      ---------

Property, plant and equipment - net                                        63,525         52,423
Underbillings - MPI de Mexico                                              27,064         32,298
Deferred income taxes                                                       4,403          7,724
Goodwill and intangibles - net                                             25,228         27,362
Other                                                                      16,273         17,490
                                                                        ---------      ---------

        Total assets                                                    $ 291,854      $ 283,102
                                                                        =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Current portion of long-term debt                                       $   6,350      $  10,725
Accounts payable - trade                                                   32,747         30,340
Accrued expenses and other current liabilities                             33,982         36,065
Income taxes payable                                                        1,347             --
Revolving credit borrowings                                                    --          5,000
Advances from customers                                                     1,325            426
                                                                        ---------      ---------

      Total current liabilities                                            75,751         82,556
Long-term debt                                                             32,483         34,782
Commitments and contingencies                                              15,676         15,552
Other                                                                       8,435          5,664
                                                                        ---------      ---------

      Total liabilities                                                   132,345        138,554
                                                                        ---------      ---------

Stockholders' Equity:
Common Stock, par value $.01 per share,
authorized 55,000,000 shares; issued and
outstanding 17,812,843 shares at June 30, 1998 and
17,774,093 shares at December 31, 1997                                        178            178
Additional paid-in capital                                                205,881        205,609
Deficit                                                                   (40,835)       (55,353)
Cumulative translation adjustments, net of tax                             (5,105)        (5,105)
Deferred compensation                                                        (610)          (781)
                                                                        ---------      ---------

Total stockholders' equity                                                159,509        144,548
                                                                        ---------      ---------
Total liabilities and stockholders' equity                              $ 291,854      $ 283,102
                                                                        =========      =========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(In thousands)

                                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                         -----------------------------    -----------------------------

                                                            1998              1997           1998              1997
                                                         ------------     ------------    -----------      ------------
Operating Activities
Net income                                               $  7,870          $  5,409        $ 14,518         $  8,886


Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                          1,961             1,915           3,614            3,366
      Amortization                                            757               816           1,583            1,637
      Extraordinary loss on
             extinguishment of debt, net of tax                --                --             472               --
      Receivables from customers                            3,696             2,211          (4,506)         (11,371)
      Inventories                                          (3,928)           (1,423)        (12,336)             564
      Underbillings - MPI de Mexico                           658            (3,462)          5,234           (4,160)
      Accounts payable and accrued expenses                 7,682             7,147             324           10,589
      Advances from customers                                 461                --             899            2,814
      Other, net                                             (201)             (178)          3,884            1,763
                                                         --------          --------        --------         --------

Net cash provided by operating activities                  18,956            12,435          13,686           14,088
                                                         --------          --------        --------         --------


Investing Activities
Additions to property, plant and equipment                 (8,549)           (2,776)        (14,722)          (4,126)
Other, net                                                  2,997               394           3,035              238
                                                         --------          --------        --------         --------


Net cash used in investing activities                      (5,552)           (2,382)        (11,687)          (3,888)
                                                         --------          --------        --------         --------


Financing Activities
Increase in intangibles                                        --              (341)             --           (1,363)
Net repayments under domestic credit facility              (9,000)           (6,028)         (8,499)          (9,812)
Net (repayments) borrowings under Mexican credit           (3,000)            3,718          (3,175)           6,755
facility
Proceeds from exercise of stock options including
tax-related benefit                                           122                --             287               --
                                                         --------          --------        --------         --------

Net cash used in financing activities                     (11,878)           (2,651)        (11,387)          (4,420)
                                                         --------          --------        --------         --------


Net increase (decrease) in cash and cash equivalents        1,526             7,402          (9,388)           5,780
Cash and cash equivalents at beginning of period            5,983             3,614          16,897            5,236
                                                         --------          --------        --------         --------

Cash and cash equivalents at end of period               $  7,509          $ 11,016        $  7,509         $ 11,016
                                                         ========          ========        ========         ========

Supplemental Disclosures of Cash Flow Information
Interest paid                                            $  1,490          $  1,031        $  1,866         $  1,134
Income taxes paid, net                                      4,083             1,189           3,424            2,934


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     FINANCIAL STATEMENTS

       The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of MotivePower Industries, Inc. and subsidiaries (the "Company") at June 30, 1998 and the results of their operations and their cash flows for the three and six months ended June 30, 1998 and 1997. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 included in Form 10-K. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

       The Company is a leader in the manufacturing of products for rail and other power-related industries. Through its subsidiaries, the Company manufactures and distributes engineered locomotive components and parts; provides locomotive and freight car fleet maintenance; overhauls and remanufactures locomotives, freight cars and diesel engines; manufactures environmentally friendly, switcher, commuter and mid-range DC and AC traction diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower; and manufactures components for power, marine and industrial markets. The Company's primary customers are freight and passenger railroads, including every Class I railroad in North America.

       Certain reclassifications have been made to the 1997 condensed consolidated financial statements to conform to the 1998 presentation.

       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"), was issued. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company has not yet determined the effect of this standard.

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

       START-UP ACTIVITIES: In April 1998, Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), was issued. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not believe the adoption of the standard will have a material impact on the Company's financial position or results of operations.

2.     INVENTORIES

       Inventories consisted of the following:

                                       (UNAUDITED)
                                         JUNE 30,       DECEMBER 31,
                                           1998             1997
                                       -----------      ------------
                                              (In thousands)
               Cores                     $ 7,769          $ 7,477

               Raw materials              44,098           35,421

               Work in progress           19,916           21,396

               Finished goods             22,196           17,154
                                         -------          -------

                                         $93,979          $81,448
                                         =======          =======


       Approximately $38.7 million and $30.7 million of total inventories at June 30, 1998 and December 31, 1997, respectively, were valued on the LIFO cost method. The excess current replacement cost of these inventories over the stated LIFO value was $1.3 million and $1.2 million at June 30, 1998 and December 31, 1997, respectively. Two of the Company's domestic subsidiaries value inventory on the LIFO basis. The Company defines cores as inventory designated for unit exchange programs.

3.     INDEBTEDNESS

Domestic facilities:

       On January 27, 1998, the Company closed two revolving credit facilities with ABN AMRO Bank, N.V. and Mellon Bank N.A. totaling $200 million. ABN AMRO and Mellon Bank subsequently sold participations in these facilities to a syndicate of 10 additional banks. The facilities consist of a $100 million five-year revolving loan and a 364-day $100 million revolving loan which the Company may renew annually with the approval of the lenders. Under the new facilities, the Company may issue up to $35 million in letters of credit.

       The facilities provide for revolving borrowings at a variable margin over the London Interbank Offered Rate ("LIBOR"), or at Prime Rate, at the Company's option. The margin over LIBOR at which the Company may borrow is adjusted each fiscal quarter based on the ratio obtained when the Company's domestic debt at the end of the quarter is divided by the Company's domestic cash flow over the past four quarters, as measured by earnings before interest and tax, plus depreciation and amortization ("EBITDA"). At June 30, 1998, the Company had $13.5 million drawn under its LIBOR option at an effective annual rate of 5.7%. On the same day, the Company had $1 million drawn under its Prime Rate option at an effective annual rate of 8.25%.

       The Company's maximum borrowings under the facilities are limited to the lesser of $200 million or 3.5 times trailing 12-month EBITDA. At June 30, 1998, the Company's gross availability under domestic credit facilities was approximately $132 million. After deducting outstanding debt and other reserves, the Company calculates its net available domestic borrowing capacity on June 30, 1998 as $113 million.

Mexican facilities:

       The Company has two U.S. dollar-denominated credit facilities with a Mexican bank, Bancomer S.A., to support its operations in Mexico. The first facility is a $30 million, five-year term loan with support from the Export-Import Bank of the United States ("Ex-Im Bank"). In June 1998, the Company amended the terms and conditions of its $30 million facility which reduced interest rates by 1.25% per annum and reduced reserve fund balance requirements on average by 55% commencing in November 1998 (forecasted to be a $3.9 million decrease at December 31, 1998). At June 30, 1998, the Company had $21.1 million outstanding under this non-recourse facility at an effective annual rate of 8.2%. The second facility is a $3.5 million five-year term loan. At June 30, 1998 the Company had approximately $3.2 million outstanding under this non-recourse facility at an effective annual rate of 11.6%. Both facilities contain prepayment penalties.

4.     COMMITMENTS AND CONTINGENCIES

       The Company has commitments and performance guarantees arising from locomotive remanufacturing contracts and maintenance agreements, and warranties from the sale of new locomotives, remanufactured locomotives and components for locomotives and engines.

Environmental: The Company is subject to a RCRA Part B Closure Permit (the "Permit") issued by the Environmental Protection Agency and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Company's Boise Locomotive facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate undiscounted costs to be incurred over the next 24 years, adjusted for inflation at 3% per annum, to be $4.8 million, based on the Permit's Corrective Action Plan, and $4.4 million for contingent additional Permit compliance requirements related to off-site groundwater contamination. The discounted liability at June 30, 1998, using a discount rate of 6.5%, was $2.1 million based on the Permit's Corrective Action Plan, and $1.95 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The estimated outlays for each of the five succeeding years from 1998 to 2002 are: $260,000, $268,000, $317,000, $285,000,
and $293,000. The Company was in compliance with the Permit at June 30, 1998.

Legal Proceedings: The Company is involved in legal proceedings incident to the normal conduct of its business, including contract claims and employee matters. Although the outcome of any pending legal proceeding cannot be predicted with certainty, management believes that such legal proceedings are adequately provided for in the condensed consolidated financial statements and that the proceedings individually and in the aggregate, will not have a material adverse effect on the consolidated operations or financial condition of the Company.

5.     REPORTABLE SEGMENTS

       The Company has two reportable segments: Locomotive Group and Components Group. The reportable segments are comprised of strategic business units which offer different products and services. The Locomotive Group provides locomotive and freight car fleet maintenance, overhauling and remanufacturing locomotives, freight cars and diesel engines, and manufacturing of environmentally friendly switcher, commuter and mid-range, DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Components Group manufactures and distributes primarily aftermarket, or replacement, new and remanufactured components, parts and inventory management services for freight and passenger railroads, including every Class I Railroad in North America, metropolitan transit and commuter rail authorities, original equipment manufacturers and other customers internationally.

       The Company evaluates segment performance based on a number of factors, including asset management and profit or loss from operations excluding unusual items. The Company accounts for intercompany sales and transfers at current market prices, as if the sales or transfers were to third parties.

       Following is unaudited condensed segment financial information for the three months ended June 30, 1998 and 1997:

                                            (JUNE 30, 1998)                                    (JUNE 30, 1997)
                             -----------------------------------------------    -----------------------------------------------
                               Locomotive      Components         Total          Locomotive       Components         Total
                             --------------   -------------    -------------    -------------    -------------    -------------
                                                                               (In thousands)
Gross sales                    $44,213         $53,270           $97,483          $36,847           $44,004          $80,851
Intercompany sales               2,104           6,918             9,022            1,513             5,525            7,038
Operating income                 7,333           6,631            13,964            6,061             7,205           13,266


       Following is unaudited condensed segment financial information for the six months ended June 30, 1998 and 1997:

                                            (JUNE 30, 1998)                                    (JUNE 30, 1997)
                             -----------------------------------------------    -----------------------------------------------
                               Locomotive      Components         Total          Locomotive       Components         Total
                             --------------   -------------    -------------    -------------    -------------    -------------
                                                                               (In thousands)
Gross sales                    $ 83,207         $105,279         $188,486         $ 67,243         $ 90,253         $157,496
Intercompany sales                3,878           13,294           17,172            4,028            9,997           14,025
Operating income                 13,955           14,249           28,204            9,312           14,850           24,162

Assets                          134,711          148,322          283,033          110,417          114,365          224,782

The following reconciles segment information presented above to the unaudited condensed consolidated financial statements.

                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                JUNE 30,                          JUNE 30,
                                        ------------------------        --------------------------
                                          1998            1997            1998              1997
                                        --------        --------        ---------        ---------
                                                             (In thousands)
NET SALES:
Gross sales from segments               $ 97,483        $ 80,851        $ 188,486        $ 157,496
Elimination of intercompany sales         (9,022)         (7,038)         (17,172)         (14,025)
                                        --------        --------        ---------        ---------
    Net sales                           $ 88,461        $ 73,813        $ 171,314        $ 143,471
                                        ========        ========        =========        =========
OPERATING INCOME:
Segment operating income                $ 13,964        $ 13,266        $  28,204        $  24,162
Unallocated corporate expenses            (2,772)         (3,990)          (6,009)          (7,823)
                                        --------        --------        ---------        ---------
    Operating income                    $ 11,192        $  9,276        $  22,195        $  16,339
                                        ========        ========        =========        =========

ASSETS:
Segment assets                                                           $283,033         $224,782
Corporate assets, including domestic deferred income taxes                  8,821           28,106
                                                                         --------         --------
    Total assets
                                                                         $291,854         $252,888
                                                                         ========         ========


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

GENERAL

       MotivePower Industries' business strategy is to grow and continue to strengthen its core businesses, including manufacturing and distributing engineered locomotive components and parts; providing locomotive and freight car fleet maintenance; overhauling and remanufacturing locomotives, freight cars and diesel engines; and manufacturing environmentally friendly switcher, commuter and mid-range, DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower; and manufacturing components for the power, marine and industrial markets. The Company is looking to expand further into other niche power, marine and industrial markets by growing the existing business in these markets and by modifying certain existing products to fit new applications.

         The Company has outlined a six-part strategy to carry out its growth plan: 1. Capitalize on the railroads' desire to outsource non-transportation functions such as maintenance and repair projects by continuing to improve quality and by reducing product cycle times; 2. Continue to grow its Mexican operations by expanding current capabilities and by pursuing new opportunities created by the Mexican government's railroad privatization program; 3. Expand sales of components in targeted International markets, such as Latin America, China, the Middle East and the Pacific Rim; 4. Expand sales of similar components into new, non-rail markets and develop new products for its existing rail markets;

5. Acquire companies that provide products or services that complement the Company's current capabilities either geographically or technically, or that expand the Company's product line or core businesses; and 6. Develop alliances and joint ventures with other major rail industry suppliers.


       As market conditions, technological developments or other factors change, the Company will modify its strategy accordingly.

SIGNIFICANT EVENTS

       During the quarter ended June 30, 1998, and subsequently, the Company announced the following contracts through its subsidiaries:

     - On May 7, 1998, Boise Locomotive Company was awarded a $9 million contract by Helm Financial Corporation to overhaul locomotives that will be leased to the Union Pacific Railroad, the largest railroad in North America.

     - On July 6, 1998, Boise Locomotive Company was awarded a $2 million contract to manufacture two, 2000 horsepower locomotives for the New Orleans Public Belt Railroad.

     - On July 8, 1998, Power Parts Company received $6 million of international orders to supply locomotive components. The order includes a $4.8 million contract with the Egyptian National Railway.

     - On July 9, 1998, MPI de Mexico was awarded a $5 million contract to overhaul 12 G.E. model locomotives for Ferromex, the joint venture that operates the Pacific North Region of the Mexican Railroad System.

       During the quarter ended June 30, 1998, and subsequently, the Company has been party to the following transactions and events:

     - On May 12, 1998, the Company announced that it has signed stocking distributor and supply agreements in Brazil and China as part of its strategy to increase international sales and procure lower-cost materials abroad.

     - On July 2, 1998, the Company announced that it has signed an agreement dated June 26, 1998 to sell its remaining investment in a non-core Argentina business for $9.2 million in total consideration.

     - On July 17, 1998, MPI de Mexico announced that it has signed new labor agreements with its hourly employees, represented by the Union of Railroad Workers of Mexico.

     - On August 1, 1998, Motor Coils Manufacturing announced that it has agreed with the union representing 290 hourly employees at its Braddock, Pennsylvania plant to extend the current labor agreement day-by-day during negotiations for a new contract. The current contract expired on July 31, 1998.

RESULTS OF OPERATIONS

              The following table sets forth the percentage of net sales represented by certain items in the Company's Unaudited Condensed Consolidated Statement of Operations:

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                    ----------------------      ---------------------
                                                     1998            1997        1998           1997
                                                    -------        -------      -------        ------
Net sales                                            100.0%        100.0%        100.0%        100.0%
Cost of sales                                        (75.9)        (73.8)        (75.1)        (75.5)
                                                     -----         -----         -----         -----
Gross profit                                          24.1          26.2          24.9          24.5
Selling, general and administrative expenses         (11.5)        (13.6)        (12.0)        (13.1)
                                                     -----         -----         -----         -----
Operating income                                      12.6          12.6          12.9          11.4
Investment income                                       .3            .2            .3            .2
Interest expense                                      (1.4)         (1.6)         (1.4)         (1.8)
Other income - Argentina                               2.1           1.1           1.1            .6
Foreign exchange gain (loss)                            .3           (.1)           .5           (.1)
                                                     -----         -----         -----         -----
Income before income taxes
   and extraordinary item                             13.9          12.2
                                                                                  13.4          10.3

Income tax expense                                    (5.0)         (4.9)         (4.6)         (4.1)
                                                     -----         -----         -----         -----
Income before extraordinary item                       8.9           7.3           8.8           6.2
Extraordinary item                                      --            --           (.3)           --
                                                     -----         -----         -----         -----
Net income                                             8.9%          7.3%          8.5%          6.2%
                                                     =====         =====         =====         =====



CONSOLIDATED UNAUDITED OPERATIONS

Three Months Ended June 30


                                                     1998            1997        % CHANGE
                                                   --------        -------       --------
                                                               (In thousands)
Net sales                                          $ 88,461        $73,813         20%

Gross profit                                         21,336         19,315         11%

Selling, general and administrative expenses        (10,144)       (10,039)         1%

Operating income                                     11,192          9,276         21%

Net income                                            7,870          5,409         45%


         Net sales for the second quarter of 1998 were $88.5 million, compared to $73.8 million for the second quarter of 1997, an increase of 20%. The increase in sales is primarily attributed to increased sales in the Locomotive Group for locomotive and freight car projects in both the U.S. and Mexico. In addition, the sales increase in the Components Group is primarily the result of sales from the December 1997 acquired subsidiaries, which totaled $4.3 million for the quarter.

         Gross profit for the second quarter of 1998 was $21.3 million or 24.1% of net sales compared to $19.3 million or 26.2% of net sales for the second quarter of 1997. The increase in gross profit is attributed to both the sales volume and sales mix for the quarter. Gross profit in the second quarter of 1998 was reduced by $1.7 million of expenses for the relocation and start-up of certain production facilities in the Components Group. The new facilities are expected to reduce costs, improve productivity and efficiency, and increase throughput. Excluding these expenses, the Company's gross margin was 26.1%, essentially the same as the prior-year quarter.

         Selling, general and administrative expenses for the second quarter of 1998 were $10.1 million, compared to $10 million for the second quarter of 1997. Increases in selling, general and administrative expenses of companies acquired in December 1997 were substantially offset by reductions in legal expenses, allowing total costs to remain relatively constant for the quarter. Selling, general and administrative expenses declined significantly as a percentage of net sales due to the Company's continuing focus on cost controls and its ability to leverage existing relationships.

         Investment income for the second quarter of 1998 was $279,000 compared to $114,000 for the second quarter of 1997. The increase is primarily attributed to increased earnings on funds invested in Mexico.

         Interest expense for the second quarter of 1998 was $1.3 million compared to $1.2 million for the second quarter of 1997. The increase is attributed to increased domestic debt outstanding during the quarter, which was paid down in the later part of June 1998. Offsetting the interest on increased borrowings was a reduction in the interest rate on both the domestic and the Mexican credit facilities.

         Other income - Argentina for the second quarter of 1998 was $1.9 million compared to $835,000 for the second quarter of 1997. For both periods the amounts represent funds received from the Company's investment in Argentina. The Company has signed an agreement to sell its remaining investment in Argentina for $9.2 million in total consideration. As part of the agreement, the Company recorded $1.5 million from cash proceeds received in the second quarter of 1998, which accounts for the increase in income compared to the second quarter of 1997. The Company anticipates receiving a letter of credit to secure a $4.5 million note receivable in the third or fourth quarter of 1998, and a final cash payment of $3.2 million upon closing in December 1998, accounting for the balance of the total consideration. The Company will recognize income in subsequent periods only when security for the note and funds due are actually received which is consistent with its accounting treatment since the investment was restructured in 1994.

         The Company realized a foreign exchange gain of $241,000 in the second quarter of 1998, compared to a foreign exchange loss of $41,000 in the second quarter of 1997. Both the gain and the loss are the results of fluctuations in the valuation of the Mexican peso, and its effect on the Company's net peso position during the period.

         Income tax expense for the second quarter of 1998 was $4.4 million, or 36% of pre-tax income, compared to $3.6 million or 40% of pre-tax income for the second quarter of 1997. The decrease in income tax expense as a percentage of pre-tax income is primarily attributed to a reduced income tax rate in Mexico resulting from tax planning opportunities associated with the signing of the new maintenance contract, and the utilization of a Foreign Sales Corporation.

Six Months Ended June 30


                                                         1998               1997            % CHANGE
                                                    --------------     -------------     --------------
                                                                        (In thousands)
Net Sales                                               $ 171,314          $ 143,471               19%

Gross profit                                               42,692             35,140               21%

Selling, general and administrative expenses              (20,497)           (18,801)               9%

Operating income                                           22,195             16,339               36%

Net income                                                 14,518              8,886               63%

         Net sales for the first half of 1998 were $171.3 million, compared to $143.5 million for the first half of 1997, an increase of 19%. The increase in sales is primarily attributed to increased sales in the Locomotive Group for locomotive overhaul work for third party lessors, freight car repair, and the sale of switcher locomotives. In addition, the sales increase in the Components Group is primarily the result of sales from the December 1997 acquired subsidiaries.

         Gross profit for the first half of 1998 was $42.7 million or 24.9% of net sales compared to $35.1 million or 24.5% of net sales for the first half of 1997. The increase is primarily attributed to the increased sales volume, the product mix and the Company's continuing efforts to reduce production costs. Gross profit for the first half of 1998 was also favorably affected by a gain of $1.2 million related to a 1994 contract contingency that expired in the first quarter of 1998. In addition, gross profit in the first half of 1998 was reduced by $2.3 million of expenses for the relocation of certain production facilities in the Components Group which are expected to reduce costs, improve productivity and efficiency, and increase throughput.

         Selling, general and administrative expenses for the first half of 1998 were $20.5 million, compared to $18.8 million for the first half of 1997. The increase in selling, general and administrative expenses is primarily attributed to expenses from subsidiaries acquired in December 1997.

         Investment income for the first half of 1998 was $558,000 compared to $303,000 for the first half of 1997. The increase is primarily attributed to increased earnings on funds invested in Mexico.

         Interest expense for the first half of 1998 was $2.5 million compared to $2.5 million for the first half of 1997. Increased interest on outstanding borrowings during the quarter was offset by interest rate reductions on both the domestic and Mexican credit facilities allowing for interest expense to remain constant between the periods.

         Other income - Argentina for the first half of 1998 was $1.9 million compared to $796,000 for the first half of 1997. For both periods the amounts represent funds received from the Company's investment in Argentina. The increase between periods is due to the Company's sale of its investment in Argentina which is discussed in the operating results for the three months ended June 30, 1998.

         The Company realized a foreign exchange gain of $829,000 in the first half of 1998, compared to a foreign exchange loss of $156,000 in the first half of 1997. Both the gain and loss are the results of fluctuations in the valuation of the Mexican peso, and its effect on the Company's net peso position during the period.

         Income tax expense for the first half of 1998 was $8 million, or 35% of pre-tax income, compared to $5.9 million or 40% of pre-tax income for the first half of 1997. The decrease in income tax expense as a percentage of pre-tax income is primarily attributed to a reduced income tax rate in Mexico resulting from tax planning opportunities associated with the signing of a new maintenance contract and the utilization of a Foreign Sales Corporation.

         The Company recorded an extraordinary loss on the extinguishment of debt of $472,000, net of an income tax benefit of $265,000, in the first quarter of 1998. The loss represents the write off of unamortized costs incurred previously under the Company's prior domestic credit facility.

Locomotive Group

                                   THREE MONTHS                                       SIX MONTHS
                                      ENDED                                              ENDED
                                     JUNE 30,                 % CHANGE                 JUNE 30,                  % CHANGE
                           ---------------------------    ---------------    ----------------------------    ---------------
                               1998           1997                               1998            1997
                            -----------    ------------                       ------------    ------------
                                 (In thousands)                                      (In thousands)
Net sales                     $ 42,109        $ 35,334          19%             $ 79,329        $ 63,215          25%

Operating income                 7,333           6,061          21%               13,955           9,312          50%

         The increase in net sales for the second quarter of 1998 compared to the second quarter of 1997 is the result of increased overhaul work for third party lessors and an increase in freight car repair. The increase in operating income for the second quarter of 1998 compared to the second quarter of 1997 is the result of the increased sales volume and mix favoring higher-margin product lines.

         The increase in net sales for the first half of 1998 compared to the first half of 1997 is primarily the result of increased overhaul work for third party lessors, an increase in freight car repair, and the sale of switcher locomotives. The increase in operating income for the first half of 1998 compared to the first half of 1997 is the result of the increased sales volume and mix favoring higher-margin product lines, and the $1.2 million gain on the expiration of a 1994 contract contingency.

Components Group

                                   THREE MONTHS                                       SIX MONTHS
                                      ENDED                                              ENDED
                                     JUNE 30,                 % CHANGE                 JUNE 30,                  % CHANGE
                            ---------------------------    ---------------    ----------------------------    ---------------
                               1998           1997                               1998            1997
                            -----------    ------------                       ------------    ------------
                                  (In thousands)                                     (In thousands)
Net sales                     $ 46,352     $ 38,479             21%              $ 91,985        $ 80,256          15%

Operating income                 6,631        7,205             (8%)               14,249          14,850          (4%)


         The increase in net sales for the second quarter of 1998 compared to the second quarter of 1997 is the result of net sales from the two companies acquired in late 1997 which totaled $4.3 million, and unit sales increases of turbochargers and cooling systems at Engine Systems and Touchstone, respectively. Operating income decreased in the second quarter of 1998 compared to the second quarter of 1997 primarily as a result of costs incurred with the relocation and start-up of certain production facilities, which totaled $1.7 million during the period. Excluding these expenses, operating income increased 16% for the quarter.

         The increase in net sales for the first half of 1998 compared to the first half of 1997 is the result of net sales from the two companies acquired in late 1997 which totaled $8.5 million, unit sales increases of turbochargers and cooling systems at Engine Systems and Touchstone, respectively, and increased export sales at Power Parts. Operating income decreased in the first half of 1998 compared to the first half of 1997 primarily as a result of costs incurred with the relocation and start-up of certain production facilities, which totaled $2.3 million during the period. Excluding these expenses, operating income increased 11% for the first half of 1998.

FINANCIAL CONDITION AND LIQUIDITY

         On January 27, 1998 the Company closed two new revolving credit facilities with ABN AMRO Bank N.V. and Mellon Bank NA totaling $200 million. The facilities consist of a $100 million five-year revolving loan and a 364-day $100 million revolving loan which the Company may renew annually with the approval of the lenders. Under the new facilities the Company may issue up to $35 million in letters of credit.

         The Company anticipates that capital spending in 1998 will approximate $28 million. Listed below are the 1998 anticipated project costs and the actual expenditures incurred through June 30, 1998.


                                             1998 PLANNED          JUNE 30, 1998
                                             PROJECT COSTS          YTD ACTUAL
                                             --------------        --------------
                                             (In thousands)

Expansion of Production Facilities              $15,600                $ 9,716

Equipment Upgrades                                4,800                  1,087

Information Systems                               2,100                    784

Maintenance                                       5,500                  3,135
                                                =======                =======

             Total                              $28,000                $14,722
                                                =======                =======



         In addition to the planned capital expenditures in 1998, the Company has incurred, and will continue to incur, costs to relocate equipment from Motors Coils to MPI de Mexico in order to produce certain qualified locomotive components. In addition, the Company incurred costs at Touchstone to move equipment from the existing facility to the new manufacturing facility. As of June 30, 1998 the costs expensed to date for these projects totaled approximately $2.3 million. The Company's ability to complete the remaining open projects in a timely and efficient manner could have an impact on the Company's results of operations for the balance of the year.

         The table below highlights the debt and cash position of the Company at the dates noted.


                                     JUNE 30, 1998       DECEMBER 31, 1997
                                     -------------       -----------------
                                              (In thousands)
Domestic revolver                        $ 14,500             $  5,000

Domestic term loans                            --               17,999

MPI de Mexico credit facility              24,333               27,508
                                         --------             --------

Total debt                                 38,833               50,507

Cash and cash equivalents                  (7,509)             (16,897)
                                         --------             --------

Net debt                                 $ 31,324             $ 33,610
                                         ========             ========

         With the Company's domestic credit agreement, the Company's cash position and the Company's profitable operating results, management believes that its financing is adequate to support its normal operations, capital spending and contemplated acquisitions. This is a forward looking statement, and factors such as a decrease in rail traffic, a reduction in railroads' capital and maintenance spending plans with regard to their locomotive fleets, or the Company's inability to retain existing contracts and/or obtain new contract awards are among the factors which could affect the Company's financing needs.

The following table summarizes the net changes in cash flows:

                                                                          SIX MONTHS
                                                                             ENDED
                                                                           JUNE 30,
                                                                    1998              1997
                                                                --------------    --------------
                                                                        (In thousands)
Net cash provided by (used in):

       Operating activities                                      $ 13,686             $ 14,088

       Investing activities                                       (11,687)              (3,888)

       Financing activities                                       (11,387)              (4,420)
                                                                 --------             --------
Net  (decrease) increase in cash and cash equivalents            $ (9,388)            $  5,780
                                                                 ========             ========

Cash and cash equivalents at end of period                       $  7,509             $ 11,016
                                                                 ========             ========


         Net cash provided by operating activities totaled $13.7 million for the first half of 1998, compared to $14.1 million for the first half of 1997. During the first half of 1998, accounts receivable increased $4.5 million primarily the result of increased sales at Boise Locomotive. Inventories increased $12.3 million in the first half of 1998 as a result of inventory increases at Boise Locomotive for switcher locomotives and overhaul contracts, and planned inventory increases at Motor Coils and Touchstone during their respective facility relocations and production interruptions. Offsetting these uses of cash were the Company's net income of $14.5 million, a reduction in underbillings of $5.2 million as a result of the Mexico contract change for overhaul billings, depreciation and amortization of $5.2 million and other net changes of $3.9 million which is primarily changes in the Company's income taxes payable and deferred income taxes.

         Net cash used in investing activities totaled $11.7 million for the first half of 1998, compared to $3.9 million for the first half of 1997, with capital expenditures of $14.7 million and $4.1 million for the first half of 1998 and 1997, respectively. Offsetting the capital expenditures for the first half of 1998, was a reduction in restricted cash supporting the Mexican credit facility of $2.4 million resulting from the revisions to the terms of the credit facility.

         Net cash used in financing activities totaled $11.4 million for the first half of 1998 compared to $4.4 million for the first half of 1997. Net repayments under the domestic and Mexican credit facilities totaled $8.5 million and $3.2 million, respectively, in the first half of 1998.

BACKLOG

       The Company defines backlog as future sales commitments which constitute a binding agreement between the Company and the customer. Examples include signed contracts and purchase orders. The Company is the preferred supplier of certain components to certain customers, having received notice of the customers' estimate of anticipated purchases. Because these notices are not binding commitments, the Company does not include these amounts in backlog calculations. At June 30, 1998, these anticipated purchases totaled $55 million.

       The Company's multi-year locomotive fleet maintenance contracts account for the majority of the Locomotive Group backlog. Multi-year fleet maintenance contracts are expected to continue to produce additional components and parts sales.

       The backlog as of June 30, 1998 and December 31, 1997 and the expected year of recognition is as follows:

                                                   JUNE 30, 1998
                                                  (In thousands)
                                                                                                         ORDER
                                          1998                 1999             OTHER YEARS             BACKLOG
                                        --------              -------           -----------            ---------
                     Components         $ 29,369              $   782             $     --             $ 30,151
                     Locomotive           86,080               79,408              560,357              725,845
                                        =========             ========            ========             =========
                          Total         $115,449              $80,190             $560,357             $755,996
                                        =========             ========            ========             =========


                                                 DECEMBER 31, 1997
                                                  (In thousands)
                                                                                  ORDER
                                          1998             OTHER YEARS            BACKLOG
                                        --------           -----------           --------
                     Components         $ 36,135             $     --            $ 36,135
                     Locomotive          136,772              364,948             501,720
                                        ========             ========            ========
                          Total         $172,907             $364,948            $537,855
                                        ========             ========            ========

INFORMATION TECHNOLOGY

         The Company is currently engaged in a $7.2 million multi-year Information Technology upgrade and business improvement project. The project, which encompasses all of the Company's subsidiaries, includes a thorough review of manufacturing, material flow, and administrative business processes. Where appropriate, hardware and software upgrades are being applied. To manage the improved processes and systems moving forward, additional training, implementation support, and hiring of staff are being provided. The Company expects that the project will improve working capital through improved material management and production planning and control, in addition to cost reductions for communications and other related expenses. As part of the project, the Company is addressing the Year 2000 compliance issue. The Company is making concerted efforts to find, evaluate and bring into compliance any affected systems. The majority of the business applications have already been upgraded to Year 2000 release levels with software that the Company has been advised by its vendors is Year 2000 compliant. The remaining systems will be upgraded or replaced with software that the Company has purchased and has been advised by the vendor is Year 2000 compliant. The Company is also coordinating with its business associates, customers, and suppliers throughout NAFTA to obtain their assurance that they are or will be Year 2000 compliant in the next year. The Company does not expect the future costs associated with Year 2000 compliance to be significant at June 30, 1998.

       Statements in this Form 10-Q regarding the Company's efforts to maximize stockholder value or its efforts to improve operations by increasing productivity or efficiency are forward-looking statements. The Company's actual results could differ materially from the results suggested in any forward-looking statements. Factors that could cause or contribute to these material differences include, but are not limited to, the following: a general decline in the NAFTA economy, which could cause a decrease in rail traffic; continued consolidation by U.S. railroads, which could cause them to reduce purchases of goods and services; changes in the Mexican government's railroad privatization program; a strengthening of the U.S. dollar in targeted foreign markets; the Company's ability to timely and efficiently complete current and future expansion and productivity enhancement projects, and to implement related productivity improvement plans; and the Company's ability to maintain current favorable relations with its labor unions. In making these forward-looking statements, the Company assumes no obligation to update them or advise of changes in the assumptions on which they were based.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       There were no reportable legal proceedings initiated in the quarter ended June 30, 1998 and there were no material developments to any previously reported legal proceedings not included in this Form 10-Q.

ITEM 2.   CHANGES IN SECURITIES

       None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On April 29, 1998, the annual meeting of the shareholders of the Company was held, at which the shareholders voted on and approved the following matters:

       1. The election of Lee B. Foster II and James P. Miscoll to the Board of Directors for a term of three years. A summary of the voting results is as follows:

                             Lee B. Foster II           James P. Miscoll
                             ----------------           ----------------
          For                   14,619,619                  14,622,122
          Abstain                   21,377                      18,874

          John C. Pope and Nicholas J. Stanley continue as directors with terms expiring in 1999. Gilbert E. Carmichael, Ernesto Fernandez Hurtado and Michael A. Wolf continue as directors with terms expiring in 2000.

       2. The appointment of Deloitte & Touche LLP as the Company's independent auditors. A summary of the voting results is as follows:

          For                                     14,551,113
          Against                                      5,414
          Abstain                                     84,469

     3. The amendment to the Company's Stock Incentive Plan to increase the number of shares which may be awarded by one million shares and to conform the plan to recent amendments to Federal Securities Regulations.

          For                                     10,302,937
          Against                                  3,042,144
          Abstain                                    136,351
          Broker Non-Votes                         1,159,564

ITEM 5.   OTHER INFORMATION

       None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBITS:

       27.01 Article 5 Financial Data Schedule as of and for the six months ended June 30, 1998.

       27.02 Restated Article 5 Financial Data Schedule as of and for the six months ended June 30, 1997.

       REPORTS ON FORM 8-K

       None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MOTIVEPOWER INDUSTRIES, INC.



                                            By: /s/  WILLIAM D. GRAB
                                                ------------------------------
                                                William D. Grab
                                                Vice President, Controller and
                                                Principal Accounting Officer
Date:  August 6, 1998