Form 10-Q
period 1998-09-30
MOTIVEPOWER INDUSTRIES INC
filed 1998-11-13
CIK 919563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number 0-23802

                          MOTIVEPOWER INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              82-0461010
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


Two Gateway Center 14th Floor, Pittsburgh, PA                      15222
---------------------------------------------                -------------------
(Address of principal executive offices)                         (Zip Code)


                                 (412) 201-1101
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                  Outstanding at November 6, 1998
----------------------------                     -------------------------------
Common stock, $.01 par value                               17,873,568

                          MOTIVEPOWER INDUSTRIES, INC.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS

                                           PART I.  FINANCIAL INFORMATION


                                                                                                        PAGE
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Statements of Operations (Unaudited) for the Three                        3
              and Nine Months Ended September 30, 1998 and 1997

          Condensed Consolidated Balance Sheets at September 30, 1998 (Unaudited)                          4
              and December 31, 1997

          Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three                        5
              and Nine Months Ended September 30, 1998 and 1997

          Notes to Condensed Consolidated Financial Statements (Unaudited)                                 6

Item 2.   Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                                                     10


                                PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                               21

Item 2.   Changes in Securities                                                                           21

Item 3.   Defaults upon Senior Securities                                                                 21

Item 4.   Submission of Matters to a Vote of Security Holders                                             21

Item 5.   Other Information                                                                               21

Item 6.   Exhibits and Reports on Form 8-K                                                                21

          Signature                                                                                       22

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MOTIVEPOWER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(In thousands except per share data)

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 -----------------------------      ------------------------
                                                                   1998                1997           1998           1997
                                                                 --------            ---------      ---------      ---------
Net sales                                                        $ 87,406            $  73,849      $ 258,720      $ 217,320
Cost of sales                                                     (68,324)             (56,350)      (196,946)      (164,681)
                                                                 --------            ---------      ---------      ---------

Gross profit                                                       19,082               17,499         61,774         52,639
Selling, general and administrative expenses                       (8,898)              (8,268)       (29,395)       (27,068)
                                                                 --------            ---------      ---------      ---------


Operating income                                                   10,184                9,231         32,379         25,571

Investment income                                                     360                  230            918            532
Interest expense                                                   (1,212)              (1,275)        (3,739)        (3,740)
Other income - Argentina                                              677                  391          2,622          1,186
Foreign exchange gain (loss)                                        1,242                  (66)         2,071           (222)
                                                                 --------            ---------      ---------      ---------


Income before income taxes and extraordinary item                  11,251                8,511         34,251         23,327
Income tax expense                                                 (3,539)              (3,134)       (11,549)        (9,064)
                                                                 --------            ---------      ---------      ---------


Income before extraordinary item                                    7,712                5,377         22,702         14,263

Extraordinary loss on extinguishment of debt, net of
    income tax benefit of $265                                         --                   --           (472)            --
                                                                 --------            ---------      ---------      ---------
Net income                                                       $  7,712            $   5,377      $  22,230      $  14,263
                                                                 ========            =========      =========      =========

EARNINGS PER COMMON SHARE - BASIC:

   Income before extraordinary item                              $    .43            $     .30      $    1.27      $     .81
   Extraordinary item                                                  --                   --           (.02)            --
                                                                 ========            =========      =========      ---------
   Net income                                                    $    .43            $     .30      $    1.25      $     .81
                                                                 ========            =========      =========      =========

   Adjusted weighted average common shares outstanding             17,850               17,731         17,830         17,679

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:

   Income before extraordinary item                              $    .41            $     .29      $    1.22      $     .79
   Extraordinary item                                                  --                   --           (.02)            --
                                                                 --------            ---------      ---------      ---------
   Net income                                                    $    .41            $     .29      $    1.20      $     .79
                                                                 ========            =========      =========      =========

   Adjusted weighted average common shares outstanding             18,608               18,447         18,599         18,103



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

MOTIVEPOWER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
(In thousands except per share data)

                                                                           (UNAUDITED)
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                 ASSETS                                        1998           1997
                                                                            ---------       ---------
Current Assets:
Cash and cash equivalents                                                   $ 11,877        $ 16,897
Receivables from customers:
   Billed, net of allowance for doubtful accounts of $368
   and $394, respectively                                                     45,317          34,588
   Unbilled                                                                    1,091             450
Inventories                                                                   99,501          81,448
Deferred income taxes                                                          8,811           7,596
Other                                                                          3,357           3,358
                                                                            --------        --------

     Total current assets                                                    169,954         144,337
Locomotive lease fleet, net                                                    1,210           1,468
Property, plant and equipment:
   Land                                                                        1,427           1,408
   Buildings and improvements                                                 44,096          36,095
   Machinery and equipment                                                    75,194          64,862
                                                                            --------        --------

   Property, plant and equipment - at cost                                   120,717         102,365
   Less accumulated depreciation                                             (53,299)        (49,942)
                                                                            --------        --------

Property, plant and equipment - net                                           67,418          52,423
Underbillings - MPI de Mexico                                                 27,350          32,298
Deferred income taxes                                                          2,941           7,724
Goodwill and intangibles - net                                                24,770          27,362
Other                                                                         10,666          17,490
                                                                            --------        --------

        Total assets                                                        $304,309        $283,102
                                                                            ========        ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt                                           $  7,014        $ 10,725
Accounts payable - trade                                                      30,321          30,340
Accrued expenses and other current liabilities                                31,529          36,065
Income taxes payable                                                             548              --
Revolving credit borrowings                                                       --           5,000
Advances from customers                                                        1,255             426
                                                                            --------        --------

      Total current liabilities                                               70,667          82,556
Long-term debt                                                                48,091          34,782
Commitments and contingencies                                                 15,735          15,552
Other                                                                          2,381           5,664
                                                                            --------        --------

      Total liabilities                                                      136,874         138,554
                                                                            --------        --------
Stockholders' Equity:
Common Stock, par value $.01 per share, authorized 55,000,000 shares;
17,832,593 shares issued and 17,591,960 shares outstanding at
September 30, 1998 and 17,774,093 shares issued and outstanding at
December 31, 1997                                                                178             178
Additional paid-in capital                                                   206,018         205,609
Deficit                                                                      (33,125)        (55,353)
Cumulative translation adjustments, net of tax                                (5,105)         (5,105)
Deferred compensation                                                          3,998            (781)
                                                                            --------        --------
                                                                             171,964         144,548
Less -
 Treasury stock, at cost (240,633 shares at September 30, 1998)                4,529              --
                                                                            --------        --------
Total stockholders' equity                                                   167,435         144,548
                                                                            --------        --------
Total liabilities and stockholders' equity                                  $304,309        $283,102
                                                                            ========        ========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(In thousands)

                                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                          ----------------------    ----------------------
                                                                            1998         1997         1998          1997
                                                                          --------     --------     --------      --------
Operating Activities
--------------------
Net income                                                                $ 7,712      $ 5,377      $ 22,230      $ 14,263


Adjustments to reconcile net income to net cash
      (used in) provided by operating
      activities:
      Depreciation                                                          1,946        1,575         5,560         4,941
      Amortization                                                            823          851         2,406         2,488
      Extraordinary loss on
             extinguishment of debt, net of tax                                --           --           472            --
      Receivables from customers                                           (6,864)      (6,695)      (11,370)      (18,066)
      Inventories                                                          (5,522)      (2,622)      (17,858)       (2,058)
      Underbillings - MPI de Mexico                                          (286)      (4,777)        4,948        (8,937)
      Accounts payable and accrued expenses                                (4,879)       3,741        (4,555)       14,330
      Advances from customers                                                 (70)       1,487           829         4,301
      Other, net                                                            1,722           (3)        5,606         1,523
                                                                          -------      -------      --------      --------

Net cash (used in) provided by operating activities                        (5,418)      (1,066)        8,268        12,785
                                                                          -------      -------      --------      --------


Investing Activities
--------------------
Additions to property, plant and equipment                                 (5,911)      (3,143)      (20,633)       (7,833)

Deletions from property, plant and equipment                                   --        1,558            --         2,122
Other, net                                                                   (447)        (205)        2,588            33
                                                                          -------      -------      --------      --------


Net cash used in investing activities                                      (6,358)      (1,790)      (18,045)       (5,678)
                                                                          -------      -------      --------      --------


Financing Activities
--------------------
Increase in intangibles                                                      (265)        (114)         (265)       (1,477)
Net borrowings (repayments) under domestic credit facilities               19,422       (2,373)       10,923       (12,185)
Net (repayments) borrowings under Mexican credit facility                  (3,150)       2,815        (6,325)        9,570
Proceeds from exercise of stock options including tax-related benefit         137        1,418           424         1,655
                                                                          -------      -------      --------      --------

Net cash provided by (used in) financing activities                        16,144        1,746         4,757        (2,437)
                                                                          -------      -------      --------      --------


Net increase (decrease) in cash and cash equivalents                        4,368       (1,110)       (5,020)        4,670
Cash and cash equivalents at beginning of period                            7,509       11,016        16,897         5,236
                                                                          -------      -------      --------      --------

Cash and cash equivalents at end of period                                $11,877      $ 9,906      $ 11,877      $  9,906
                                                                          =======      =======      ========      ========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Interest paid                                                             $   677      $   392      $  2,543      $  1,526
Income taxes paid, net                                                      2,424        1,752         5,848         4,686



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     FINANCIAL STATEMENTS

       The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments consisting of normal, recurring adjustments necessary for a fair presentation of the financial position of MotivePower Industries, Inc. and subsidiaries (the "Company") at September 30, 1998 and the results of their operations and their cash flows for the three and nine months ended September 30, 1998 and 1997. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997 included on Form 10-K. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

       The Company is a leader in the manufacturing of products for rail and other power-related industries. Through its subsidiaries, the Company manufactures and distributes engineered locomotive components; provides locomotive and freight car fleet maintenance; overhauls locomotives, freight cars and diesel engines; manufactures new, environmentally friendly, switcher, commuter and mid-range locomotives up to 4,000 horsepower; and manufactures components for power, marine and industrial markets. The Company's primary customers are freight and passenger railroads, including every Class I railroad in North America.

       Certain reclassifications have been made to the 1997 condensed consolidated financial statements to conform to the 1998 presentation.

       DEFERRED COMPENSATION ARRANGEMENTS: In May 1998, Emerging Issues Task Force No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF 97-14") was issued. The Company has reflected the adoption of EITF 97-14 in its September 30, 1998 financial statements. The adoption of EITF 97-14 required the Company to record as treasury stock the historical value of the Company's stock maintained in its deferred compensation plans.

       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"), was issued. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company has not yet determined the effect of this standard.

2.     INVENTORIES

       Inventories consisted of the following:

                                                    (UNAUDITED)
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1998            1997
                                                      -------         -------
                                                          (In thousands)
      Cores                                           $ 9,844         $ 7,477

      Raw materials                                    46,785          35,421

      Work in progress                                 21,444          21,396

      Finished goods                                   21,428          17,154
                                                     --------        --------

                                                      $99,501         $81,448
                                                      =======         =======

       Approximately $38.9 million and $30.7 million of total inventories at September 30, 1998 and December 31, 1997, respectively, were valued on the LIFO cost method. The excess current replacement cost of these inventories over the stated LIFO value was $1.3 million and $1.2 million at September 30, 1998 and December 31, 1997, respectively. Two of the Company's domestic subsidiaries value inventory on the LIFO basis. The Company defines cores as inventory designated for unit exchange programs.

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

       The facilities provide for revolving borrowings at a variable margin over the London Interbank Offered Rate ("LIBOR"), or at Prime Rate, at the Company's option. The margin over LIBOR at which the Company may borrow is adjusted each fiscal quarter based on the ratio obtained when the Company's domestic debt at the end of the quarter is divided by the Company's domestic cash flow over the past four quarters, as measured by earnings before interest and tax, plus depreciation and amortization ("EBITDA"). At September 30, 1998, the Company had $25 million drawn under its LIBOR option at an effective annual rate of 5.9%. On the same day, the Company had $1.5 million drawn under its Prime Rate option at an effective annual rate of 8.5%.

       The Company's maximum borrowings under the facilities are limited to the lesser of $200 million or 3.5 times trailing 12-month EBITDA. At September 30, 1998, the Company's gross availability under its domestic credit facilities was approximately $132 million. After deducting outstanding debt and other reserves, the Company calculates its net available domestic borrowing capacity on September 30, 1998 as $99.3 million.

       On July 15, 1998, a domestic subsidiary of the Company entered into a 10 year $7.5 million debt obligation. This obligation consists of an Industrial Revenue Bond ("IRB") and bears interest at a rate of 5.5%. Maturities under these obligations at September 30, 1998 were as follows: 1998 - $132,000; 1999 - $547,000; 2000 - $578,000; 2001 - $609,000; 2002 - $644,000; beyond 2002
$4,912,000.

Mexican facilities:

       The Company has a U.S. dollar-denominated credit facility with a Mexican bank, Bancomer S.A., to support its operations in Mexico. The facility is a $30 million, five-year term loan with support from the Export-Import Bank of the United States ("Ex-Im Bank"). In June 1998, the Company amended the terms and conditions of the facility which reduced interest rates by 1.25% per annum and reduced reserve fund balance requirements on average by 55% commencing in November 1998 (forecasted to be a $3.9 million decrease at December 31, 1998). At September 30, 1998, the Company had $21.2 million outstanding under this non-recourse facility at an effective annual rate of 8.2%. The Company had a $3.5 million non-recourse facility with Bancomer S.A. which the Company paid off in August 1998.

4.     COMMITMENTS AND CONTINGENCIES

       The Company has commitments and performance guarantees arising from locomotive remanufacturing contracts and maintenance agreements, and warranties from the sale of new locomotives, remanufactured locomotives and components for locomotives and engines.

Environmental: The Company is subject to a RCRA Part B Closure Permit (the "Permit") issued by the Environmental Protection Agency and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Company's Boise Locomotive facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate undiscounted costs to be incurred over the next 22 years, adjusted for inflation at 3% per annum, to be $4.5 million, based on the Permit's Corrective Action Plan, and $4.1 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The discounted liability at September 30, 1998, using a discount rate of 6.5%, was $2.1 million based on the Permit's Corrective Action Plan, and $1.95 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The estimated outlays for each of the five succeeding years from 1998 to 2002 are: $260,000, $268,000, $317,000, $285,000,
and $293,000. The Company was in compliance with the Permit at September 30, 1998.

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

5.     REPORTABLE SEGMENTS

       The Company has two reportable segments: Locomotive Group and Components Group. The reportable segments are comprised of strategic business units which offer different products and services. The Locomotive Group of wholly owned subsidiary companies provides locomotive and freight car fleet maintenance; overhauls locomotives, freight cars and diesel engines; and manufactures new, environmentally friendly switcher, commuter and mid-range locomotives up to 4,000 horsepower. The Components Group of wholly owned subsidiary companies manufactures and distributes primarily aftermarket, or replacement, new and remanufactured components and parts, and provides inventory management services for freight and passenger railroads, including every Class I Railroad in North America, metropolitan transit and commuter rail authorities, original equipment manufacturers and other customers internationally.

       The Company evaluates segment performance based on a number of factors, including asset management and profit or loss from operations excluding unusual items. The Company accounts for intercompany sales and transfers at current market prices, as if the sales or transfers were to third parties.

       Following is unaudited condensed segment financial information for the three months ended September 30, 1998 and 1997:

                                      (SEPTEMBER 30, 1998)                               (SEPTEMBER 30, 1997)
                         -----------------------------------------------     ----------------------------------------------
                          Locomotive       Components         Total          Locomotive       Components         Total
                         -------------    -------------    -------------    -------------    -------------    -------------
                                                                   (In thousands)
Gross sales                 46,806           49,677           96,483           39,229           41,030           80,259

Intercompany sales           2,856            6,221            9,077            2,390            4,020            6,410

Operating income             8,475            4,353           12,828            6,532            5,534           12,066


       Following is unaudited condensed segment financial information for the nine months ended September 30, 1998 and 1997:

                                      (SEPTEMBER 30, 1998)                               (SEPTEMBER 30, 1997)
                         -----------------------------------------------     ----------------------------------------------
                          Locomotive       Components         Total          Locomotive       Components         Total
                         -------------    -------------    -------------    --------------   --------------   -------------
                                                                   (In thousands)
Gross sales                130,013          154,956          284,969          106,472          131,283          237,755

Intercompany sales           6,733           19,516           26,249            6,418           14,017           20,435

Operating income            22,430           18,602           41,032           15,910           20,406           36,316

Assets                     142,628          153,002          295,630          118,246          136,321          254,567

The following reconciles segment information presented above to the unaudited condensed consolidated financial statements:

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                  --------------------      ----------------------
                                                   1998          1997         1998          1997
                                                  -------      -------      --------      --------
                                                                 (In thousands)
NET SALES:
---------
Gross sales from segments                         $96,483      $80,259      $284,969      $237,755
Intercompany sales elimination                     (9,077)      (6,410)      (26,249)      (20,435)
                                                  =======      =======      ========      ========
    Net sales                                     $87,406      $73,849      $258,720      $217,320
                                                  =======      =======      ========      ========

OPERATING INCOME:
----------------
Segment operating income                          $12,828      $12,066      $ 41,032      $ 36,316
Unallocated corporate expenses                     (2,644)      (2,835)       (8,653)      (10,745)
                                                  =======      =======      ========      ========
    Operating income                              $10,184      $ 9,231      $ 32,379      $ 25,571
                                                  =======      =======      ========      ========

ASSETS:
------
Segment assets                                                              $295,630      $254,567
Corporate assets, including domestic deferred
  income taxes                                                                 8,679        13,546
                                                                            --------      --------
    Total assets
                                                                            $304,309      $268,113
                                                                            ========      ========


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

GENERAL
-------

       MotivePower Industries' business strategy is to grow and continue strengthening its core businesses, including manufacturing and distributing engineered locomotive components and parts; providing locomotive and freight car fleet maintenance; overhauling locomotives, freight cars and diesel engines; manufacturing new, environmentally friendly switcher, commuter and mid-range, locomotives up to 4,000 horsepower; and manufacturing components for the power, marine and industrial markets. The Company is looking to expand further into other niche power, marine and industrial markets by growing the existing business in these markets and by modifying certain existing products to fit new applications.

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

SIGNIFICANT EVENTS
------------------

           During the quarter ended September 30, 1998, and subsequently, the Company has been party to the following transactions and events:

               - On August 10, 1998, the Company announced that its subsidiary Motor Coils Manufacturing Co. signed a new, three-year labor agreement covering 290 hourly employees at its Braddock, Pa., plant.

               - On September 2, 1998, the Company and Westinghouse Air Brake Company announced the expansion of their joint venture in Mexico to include the repair and maintenance of Pulse Railway Electronics equipment and compressors.

               - On September 3, 1998, the Company announced that it signed a definitive agreement to acquire Young Radiator Co., a privately held manufacturer of heat transfer products, for $70.5 million in cash. Based in Racine, Wisconsin, Young had sales of approximately $50 million in 1997.

               - On October 15, 1998, the Company announced the appointment of
                  Joseph S. Crawford, Jr. to the new position of executive vice president and chief operating officer. Crawford had been president of the Company's Locomotive Group since 1995.

               - On November 11, 1998, the Company announced that its subsidiary Motor Coils Manufacturing Co. signed a new, four-year labor agreement covering 275 hourly employees at its Emporium, Pa., plant.

RESULTS OF OPERATIONS
---------------------

       The following table sets forth the percentage of net sales represented by certain items in the Company's Unaudited Condensed Consolidated Statements of
Operations:

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                     -------------------         -------------------
                                                     1998          1997          1998          1997
                                                     -----         -----         -----         -----
Net sales                                            100.0%        100.0%        100.0%        100.0%
Cost of sales                                        (78.2)        (76.3)        (76.1)        (75.8)
                                                     -----         -----         -----         -----
Gross profit                                          21.8          23.7          23.9          24.2
Selling, general and administrative expenses         (10.2)        (11.2)        (11.4)        (12.5)
                                                     -----         -----         -----         -----
Operating income                                      11.6          12.5          12.5          11.7
Investment income                                       .4            .3            .4            .2
Interest expense                                      (1.4)         (1.7)         (1.5)         (1.7)
Other income - Argentina                                .8            .5           1.0            .6
Foreign exchange gain (loss)                           1.4           (.1)           .8           (.1)
                                                     -----         -----         -----         -----
Income before income taxes
   and extraordinary item                             12.8          11.5          13.2          10.7
Income tax expense                                    (4.0)         (4.2)         (4.4)         (4.2)
                                                     -----         -----         -----         -----
Income before extraordinary item                       8.8           7.3           8.8           6.5
Extraordinary item                                    --            --             (.2)         --
                                                     -----         -----         -----         -----
Net income                                             8.8%          7.3%          8.6%          6.5%
                                                     =====         =====         =====         =====

CONSOLIDATED UNAUDITED OPERATIONS
---------------------------------

Three Months Ended September 30
                                                       1998          1997         %CHANGE
                                                     -------        -------       -------
                                                        (In thousands)
Net sales                                            $87,406        $73,849          18.4%

Gross profit                                          19,082         17,499           9.0%

Selling, general and administrative expenses          (8,898)        (8,268)          7.6%

Operating income                                      10,184          9,231          10.3%

Net income                                             7,712          5,377          43.4%

       Net sales for the third quarter of 1998 were $87.4 million, compared to $73.8 million for the third quarter of 1997, an increase of 18.4%. The increase in net sales is primarily attributed to increased sales in the Locomotive Group for locomotive and freight car projects in both the U.S. and Mexico. In addition, the net sales increase in the Components Group is primarily the result of net sales from the companies acquired in December 1997, of approximately $4 million for the quarter.

       Gross profit for the third quarter of 1998 was $19.1 million or 21.8% of net sales compared to $17.5 million or 23.7% of net sales for the third quarter of 1997. Gross profit in the third quarter of 1998 included $2.3 million of expenses for the relocation and start-up of certain production facilities in the Components Group and production inefficiencies associated with the renewal of a union contract at Motor Coils. The new production facilities are expected to reduce costs, improve productivity and efficiency, and increase throughput. Excluding these expenses, the Company's gross margin was 24.4% for the third quarter of 1998.

       Selling, general and administrative expenses for the third quarter of 1998 were $8.9 million, compared to $8.3 million for the third quarter of 1997. The increase is primarily attributed to expenses from the companies acquired in December 1997. Selling, general and administrative expenses declined as a percentage of net sales compared to the third quarter of 1997 due to the Company's continuing focus on cost controls.

       Investment income for the third quarter of 1998 was $360,000 compared to $230,000 for the third quarter of 1997. The increase is primarily attributed to increased earnings on funds invested in Mexico.

       Interest expense for the third quarter of 1998 was $1.2 million compared to $1.3 million for the third quarter of 1997. Increased borrowings on the Company's domestic credit facilities to fund capital expenditures and working capital requirements, were offset by decreased borrowings on the Company's Mexican credit facility coupled with rate reductions on both facilities.

       Other income - Argentina for the third quarter of 1998 was $677,000 compared to $391,000 for the third quarter of 1997. For both periods the amounts represent funds received from the Company's investment in Argentina.

       The Company realized a foreign exchange gain of $1.2 million in the third quarter of 1998, compared to a foreign exchange loss of $66,000 in the third quarter of 1997. Both the gain and the loss are the results primarily of fluctuations in the value of the Mexican peso, and the Company's net peso position during the period. The Company continually monitors its net peso position in determining its hedging strategies.

       Excluding the foreign exchange remeasurement gain (loss) which is not taxable, income tax expense for the third quarter of 1998 was $3.5 million, or 35.4% of pre-tax income, compared to $3.1 million or 36.5% of pre-tax income for the third quarter of 1997. The decrease in income tax expense as a percentage of pre-tax income is primarily attributed to a reduced income tax rate in Mexico resulting from tax planning opportunities associated with the signing of the new maintenance contract.

Nine Months Ended September 30
------------------------------

                                                   1998           1997         % CHANGE
                                                  --------       --------      --------
                                                             (In thousands)
Net Sales                                         $258,720       $217,320        19.1%

Gross profit                                        61,774         52,639        17.4%

Selling, general and administrative expenses       (29,395)       (27,068)        8.6%

Operating income                                    32,379         25,571        26.6%

Net income                                          22,230         14,263        55.9%

       Net sales for the first nine months of 1998 were $258.7 million, compared to $217.3 million for the first nine months of 1997, an increase of 19.1%. The increase in sales is primarily attributed to increased net sales in the Locomotive Group for locomotive overhaul work for third party lessors, freight car repair, and the sale of switcher locomotives. In addition, the net sales increase in the Components Group is primarily the result of net sales from the companies acquired in December 1997, of approximately $12.5 million for the nine months ended September 30, 1998.

       Gross profit for the first nine months of 1998 was $61.8 million or 23.9% of net sales compared to $52.6 million or 24.2% of net sales for the first nine months of 1997. The increase in gross profit is primarily attributed to the increased sales volume, the product mix and the Company's continuing efforts to reduce production costs. Gross profit for the first nine months of 1998 was also favorably affected by a gain of $1.2 million related to a 1994 contract contingency that expired in the first quarter of 1998. In addition, gross profit in the first nine months of 1998 included $4.6 million of expenses for the relocation of certain production facilities in the Components Group and production inefficiencies associated with the renewal of a union contract at Motor Coils. Excluding these items, the Company's gross margin was 25.2% for the first nine months of 1998.

       Selling, general and administrative expenses for the first nine months of 1998 were $29.4 million, compared to $27.1 million for the first nine months of 1997. The increase is primarily attributed to expenses from subsidiaries acquired in December 1997. Selling, general and administrative expenses for the first nine months of 1998 declined as a percentage of net sales compared to the first nine months of 1997 due to the Company's continuing focus on cost controls.

       Investment income for the first nine months of 1998 was $918,000 compared to $532,000 for the first nine months of 1997. The increase is primarily attributed to increased earnings on funds invested in Mexico.

       Interest expense was $3.7 million for the first nine months of 1998 and 1997. Increased borrowings on the Company's domestic credit facilities to fund capital expenditures and working capital requirements were offset by decreased borrowings on the Company's Mexican credit facility coupled with rate reductions on both facilities.

       Other income - Argentina for the first nine months of 1998 was $2.6 million compared to $1.2 million for the first nine months of 1997. For both periods the amounts represent funds received from the Company's investment in Argentina.

       The Company realized a foreign exchange gain of $2.1 million in the first nine months of 1998, compared to a foreign exchange loss of $222,000 in the first nine months of 1997. Both the gain and loss are the results primarily of fluctuations in the value of the Mexican peso, and the Company's net peso position during the period. The Company continually monitors its net peso position in determining its hedging strategies.

       Excluding the foreign exchange remeasurement gain (loss) which is not taxable, income tax expense for the first nine months of 1998 was $11.5 million, or 35.9% of pre-tax income compared to $9.1 million or 38.5% of pre-tax income for the first nine months of 1997. The decrease in income tax expense as a percentage of pre-tax income is primarily attributed to a reduced income tax rate in Mexico resulting from tax planning opportunities associated with the signing of a new maintenance contract and the utilization of a Foreign Sales Corporation which began in the third quarter of 1997.

       The Company recorded an extraordinary loss on the extinguishment of debt of $472,000, net of an income tax benefit of $265,000, in the first quarter of 1998. The loss represents the write off of unamortized costs incurred previously under the Company's prior domestic credit facility.

Locomotive Group
----------------

                                THREE MONTHS                                      NINE MONTHS
                                   ENDED                      %                      ENDED                     %
                               SEPTEMBER 30,                CHANGE               SEPTEMBER 30,               CHANGE
                          ------------------------         ---------       -------------------------        --------
                            1998            1997                             1998            1997
                          -------          -------                         --------         --------
                                (In thousands)                                  (In thousands)

Net sales                 $43,950          $36,839           19.3%         $123,280         $100,054          23.2%

Operating income            8,475            6,532           29.7%           22,430           15,910          41.0%


       The increase in net sales for the third quarter of 1998 compared to the third quarter of 1997 is the result of increased overhaul and freight car repair in the U.S. and Mexico. The increase in operating income for the third quarter of 1998 compared to the third quarter of 1997 is the result of production efficiencies and sales mix at MPI de Mexico, offset by somewhat higher operating expenses incurred by Boise Locomotive in servicing and improving availability on certain operations and maintenance contracts.

       The increase in net sales for the first nine months of 1998 compared to the first nine months of 1997 is primarily the result of increased overhaul work for third party lessors, an increase in freight car repair and the sale of switcher locomotives. The increase in operating income for the first nine months of 1998 compared to the first nine months of 1997 is the result of the increased sales volume and mix favoring higher-margin product lines, production efficiencies and the $1.2 million gain on the expiration of a 1994 contract contingency.

Components Group
----------------

                                THREE MONTHS                                      NINE MONTHS
                                   ENDED                       %                     ENDED                      %
                               SEPTEMBER 30,                CHANGE               SEPTEMBER 30,               CHANGE
                          -----------------------          --------         -----------------------         --------
                            1998            1997                              1998             1997
                          --------        -------                           --------         --------
                                (In thousands)                                   (In thousands)

Net sales                 $43,456         $37,010            17.4%          $135,440         $117,266           15.5%

Operating income            4,353           5,534           (21.3%)           18,602           20,406           (8.8%)


       The increase in net sales for the third quarter of 1998 compared to the third quarter of 1997 is primarily the result of net sales from the two companies acquired in late 1997 which approximated $4 million, and unit sales increases of cooling systems at Touchstone. Operating income decreased in the third quarter of 1998 compared to the third quarter of 1997 primarily as a result of costs incurred with the relocation and start-up of certain production facilities and production inefficiencies associated with the renewal of a union contract at Motor Coils, which totaled $2.3 million during the third quarter of 1998. Excluding these expenses, operating income increased 20.2% for the quarter.

       The increase in net sales for the first nine months of 1998 compared to the first nine months of 1997 is the result of net sales from the two companies acquired in late 1997 which approximated $12.5 million, unit sales increases of turbochargers and cooling systems at Engine Systems and Touchstone, respectively, and increased export sales at Power Parts. Operating income decreased in the first nine months of 1998 compared to the first nine months of 1997 primarily as a result of costs incurred with the relocation and start-up of certain production facilities and the production inefficiencies associated with the renewal of a union contract at Motor Coils, which totaled $4.6 million. Excluding these expenses, operating income increased 13.7% for the first nine months of 1998.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

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

         The Company anticipates that capital spending in 1998 will approximate $28 million. Listed below are the 1998 anticipated project costs and the actual expenditures incurred through September 30, 1998:

                                                  1998 PLANNED               SEPTEMBER 30, 1998
                                                  PROJECT COSTS                  YTD ACTUAL
                                                  --------------             ------------------
                                                                (In thousands)

Expansion of Production Facilities                   $15,600                      $12,634

Equipment Upgrades                                     4,800                        2,147

Information Systems                                    2,100                        1,192

Maintenance                                            5,500                        4,660
                                                     -------                      -------

             Total                                   $28,000                      $20,633
                                                     =======                      =======

       In addition to the planned capital expenditures in 1998, the Company has incurred costs to relocate equipment from Motors Coils to Mexico to produce certain qualified locomotive components. In addition, the Company incurred costs at Touchstone to move equipment from the existing facility to the new manufacturing facility. As of September 30, 1998 the costs expensed to date for these projects totaled approximately $3.3 million.

The table below highlights the debt and cash position of the Company at the dates noted:


                                               SEPTEMBER 30, 1998           DECEMBER 31, 1997
                                               ------------------           -----------------
                                                                (In thousands)

Domestic revolver                                    $26,500                      $  5,000

Domestic term loans                                    7,422                        17,999

MPI de Mexico credit facility                         21,183                        27,508
                                                     -------                      --------

Total debt                                            55,105                        50,507

Cash and cash equivalents                            (11,877)                      (16,897)
                                                     -------                      --------

Net debt                                             $43,228                      $ 33,610
                                                     =======                      ========

       With the Company's domestic credit facilities, the Company's cash position and the Company's profitable operating results, management believes that its financing is adequate to support its normal operations, capital spending and contemplated acquisitions. This is a forward looking statement, and factors such as a decrease in rail traffic, a reduction in railroads' capital and maintenance spending plans with regard to their locomotive fleets, or the Company's inability to retain existing contracts and/or obtain new contract awards are among the factors which could affect the Company's financing needs.

The following table summarizes the net changes in cash flows:

                                                                           NINE MONTHS
                                                                              ENDED
                                                                          SEPTEMBER 30,
                                                                      1998            1997
                                                                     --------        -------
                                                                         (In thousands)
Net cash provided by (used in):

       Operating activities                                          $  8,268        $12,785

       Investing activities                                           (18,045)        (5,678)

       Financing activities                                             4,757         (2,437)
                                                                     --------        -------

Net (decrease) increase in cash and cash equivalents                 $ (5,020)       $ 4,670
                                                                     ========        =======

Cash and cash equivalents at end of period                           $ 11,877        $ 9,906
                                                                     ========        =======


       Net cash provided by operating activities totaled $8.3 million for the first nine months of 1998, compared to $12.8 million for the first nine months of 1997. During the first nine months of 1998, inventories increased $17.9 million as a result of inventory increases at Boise Locomotive for switcher locomotives and overhaul contracts, MPI de Mexico for overhaul contracts, the companies acquired in late 1997 and planned inventory increases at Motor Coils and Touchstone during their respective facility relocations and production interruptions. Accounts receivable increased $11.4 million primarily as a result of increased sales at Boise Locomotive and the companies acquired in late 1997. Accounts payable and accrued expenses decreased during the first nine months of 1998 by $4.6 million. The decrease is attributed to timing of expenses. Offsetting these uses of cash were the Company's net income of $22.2 million, a reduction in underbillings of $4.9 million as a result of the Mexico contract change for overhaul billings, depreciation and amortization of $8.0 million and other net changes of $5.6 million which are primarily changes in the Company's income taxes payable and deferred income taxes.

       Net cash used in investing activities totaled $18 million for the first nine months of 1998, compared to $5.7 million for the first nine months of 1997, with capital expenditures of $20.6 million and $7.8 million for the first nine months of 1998 and 1997, respectively. Offsetting the capital expenditures for the first nine months of 1998, was a reduction in restricted cash supporting the Mexican credit facility of $1.9 million resulting from the revisions to the terms of the credit facility.

       Net cash provided by financing activities totaled $4.8 million for the first nine months of 1998 compared to net cash used in financing activities of $2.4 million for the first nine months of 1997. Net borrowings (repayments) under the domestic and Mexican credit facilities totaled $10.9 million and $(6.3) million, respectively, in the first nine months of 1998. Increased domestic borrowings were used to fund capital expenditures while excess cash was used to pay down the Mexican facilities which carry a higher interest rate than the domestic facilities.

BACKLOG
-------

       The Company defines backlog as future sales commitments which constitute a binding agreement between the Company and the customer. Examples include signed contracts and purchase orders. The Company is the preferred supplier of certain components to certain customers, having received notice of the customers' estimate of anticipated purchases. Because these notices are not binding commitments, the Company does not include these amounts in backlog calculations. At September 30, 1998, these anticipated purchases totaled $51.5 million.

       The Company's multi-year locomotive fleet maintenance contracts account for the majority of the Locomotive Group backlog. Multi-year fleet maintenance contracts are expected to continue to produce additional components and parts sales.

       The backlog as of September 30, 1998 and December 31, 1997 and the expected year of recognition is as follows:

                                          SEPTEMBER 30, 1998
                                             (In thousands)

                             1998                 1999           OTHER YEARS         ORDER BACKLOG
                           --------             --------         -----------         -------------
         Locomotive        $ 64,683             $ 80,473           $560,338            $705,494
         Components          30,178                5,525                 --              35,703
                           --------             --------           --------            --------
              Total        $ 94,861             $ 85,998           $560,338            $741,197
                           ========             ========           ========            ========

                                           DECEMBER 31, 1997
                                             (In thousands)

                             1998             OTHER YEARS       ORDER BACKLOG
                           --------           -----------       -------------
         Locomotive        $136,772             $364,948           $501,720
         Components          36,135                   --             36,135
                           --------             --------           --------
              Total        $172,907             $364,948           $537,855
                           ========             ========           ========


INFORMATION TECHNOLOGY AND YEAR 2000 COMPLIANCE
-----------------------------------------------

       The Company is currently engaged in a $7.2 million multi-year information technology upgrade and business improvement project. This project, which encompasses all of the Company's subsidiaries, includes a thorough review of manufacturing, material flow, and administrative business processes. Where appropriate, hardware and software upgrades are being applied. To manage the improved processes and systems moving forward, additional training, implementation support, and hiring of staff are being provided. The Company expects that the project will improve working capital through improved material management and production planning and control, in addition to cost reductions for communications and other related expenses.

       As part of its project, the Company is addressing the Year 2000 compliance issue. The Company has developed a four-step approach regarding the Year 2000 compliance issue. The steps are to 1. Assess 2. Remediate 3. Test and Audit 4. Develop a contingency plan. The Company is using both internal and external resources to execute its plan. The assessment phase is completed with respect to the

Company's business systems and the Company is in the process of remediation. All mission critical business systems have been upgraded to software release levels, which per the vendor, are Year 2000 compliant. Testing of these mission critical systems is currently underway. The focus is now on remediating non-mission critical systems. The Company expects that the remediation and testing of all mission critical and non-mission critical systems will be completed in the first quarter of 1999. The Company is also assessing its own products, machinery and equipment which are date sensitive to provide assurances to its customers that its products are Year 2000 compliant. In addition to the Company's internal activities, the Company is in the process of contacting key material suppliers, vendors and customers to determine their readiness with respect to the Year 2000. The Company has developed a compliance questionnaire which was circulated to its key material suppliers, vendors and customers in the third quarter of 1998.

       The Company has estimated that as part of its $7.2 million information technology upgrade project approximately $800,000 is specifically Year 2000 related. The Company has expended approximately $450,000 in completing the items noted above as of September 30, 1998. These costs have been and are expected to continue to be funded out of the Company's operating cash flow. The Company is expensing as incurred all costs related specifically to Year 2000 activities; however, costs associated with new systems and the Company's information technology upgrade are being capitalized in accordance with the Company's accounting policies. The Company continually reviews its cost estimates for the Year 2000 and makes changes as deemed necessary as the Company completes its four-step process.

       The Company's Year 2000 plan only contemplates its current group of subsidiaries and does not consider acquisition candidates. These acquisitions, if completed, will be evaluated separately from the Company's current Year 2000 plan. Though the Company expects to be Year 2000 compliant, a contingency plan is to be finalized by June 30, 1999. The Company is in the infancy stages of developing this contingency plan. Despite the Company's efforts and contingency plans, the most reasonably likely worst case scenario of a Year 2000 failure by the Company or its key suppliers, vendors or customers would likely be a slowdown of the Company's manufacturing operations at one or more of the Company's subsidiaries and/or an inability of the Company to process orders and meet customer delivery schedules. The foregoing discussion regarding the Year 2000 involve inherent risks and uncertainties whereby the actual results could differ materially from the discussion above. As such, noncompliant computer systems and/or noncompliant suppliers, vendors, or customers could have a material adverse effect to the Company's results of operations and financial condition.

       Statements in this Form 10-Q regarding the Company's efforts to maximize stockholder value or its efforts to improve operations by increasing productivity or efficiency are forward-looking statements. The Company's actual results could differ materially from the results suggested in any forward-looking statements. Factors that could cause or contribute to these material differences include, but are not limited to, the following: a general decline in the NAFTA economy, which could cause a decrease in rail traffic; continued consolidation by U.S. railroads, which could cause them to reduce purchases of goods and services; changes in the Mexican government's railroad privatization program; a strengthening of the U.S. dollar in targeted foreign markets; the Company's ability to timely and efficiently complete current and future expansion and productivity enhancement projects, and to implement related productivity improvement plans; the Company's ability to maintain current favorable relations with its labor unions; and the Company's ability to successfully complete its information technology upgrade and business improvement project, including Year 2000 compliance. In making these forward-looking statements, the Company assumes no obligation to update them or advise of changes in the assumptions on which they were based.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       There were no reportable legal proceedings initiated in the quarter ended September 30, 1998 and there were no material developments to any previously reported legal proceedings not included in this Form 10-Q.

ITEM 2.   CHANGES IN SECURITIES

       None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.   OTHER INFORMATION

       None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBITS:

       27.01 Article 5 Financial Data Schedule as of and for the nine months ended September 30, 1998.

       27.02 Restated Article 5 Financial Data Schedule as of and for the nine months ended September 30, 1997.

       REPORTS ON FORM 8-K

       None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MOTIVEPOWER INDUSTRIES, INC.



                                            By: /s/ DAVID L. BONVENUTO
                                                ------------------------------
                                                David L. Bonvenuto
                                                Vice President, Controller and
                                                Principal Accounting Officer
Date: November 13, 1998