Form 10-K
period 1998-12-31
MOTIVEPOWER INDUSTRIES INC
filed 1999-03-08
CIK 919563

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended December 31, 1998, or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from ______ to ______

                         Commission file number 0-23802

                          MOTIVEPOWER INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                         82-0461010
---------------------------------           ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


Two Gateway Center, 14th Floor, Pittsburgh, PA                15222
----------------------------------------------                ----------
(Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code:  (412) 201-1101
                                                     --------------

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
Yes   X    No
    -----     -----

State the aggregate market value of the voting stock held by nonaffiliates of the registrant at February 25, 1999: $486,655,011

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                 Outstanding at February 25, 1999
----------------------------                    --------------------------------
Common stock, $.01 par value                               17,777,352


Documents Incorporated by Reference: Certain sections or portions of the registrant's proxy statement for the annual meeting of stockholders to be held on April 27, 1999, described in Part III hereof, are incorporated by reference in this report.

FORM 10-K
--------------------------------------------------------------------------------


PART I

Unless otherwise indicated or the context otherwise requires, the terms "Company" and "MotivePower" refer to MotivePower Industries, Inc., and its subsidiaries.

ITEM 1. BUSINESS

THE COMPANY
The Company is a leader in the manufacturing and distribution of products for rail and other power-related industries, and also provides a variety of related contract services. The Company provides products and services to freight and passenger railroads, including every Class I railroad in North America, metropolitan transit and commuter rail authorities, original equipment manufacturers, industrial power-related markets and other customers internationally. The Company has headquarters in Pittsburgh, Pennsylvania and 2,999 employees at strategically located facilities in the United States, Canada and Mexico.

FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements. The Company's actual results could differ materially from the results suggested in any forward-looking statement. Factors that could cause or contribute to these material differences include, but are not limited to, the following: a slowdown in the U.S. or Mexican economies; a decrease in North American Free Trade Agreement ("NAFTA") rail traffic; continued rail consolidation by U.S. and Canadian railroads, which could cause them to reduce purchases of goods and services; a strengthening or a weakening of the U.S. dollar and/or a change in the availability of letters of credit in targeted foreign markets; the Company's ability to timely and efficiently implement productivity improvement plans; the Company's ability to maintain current favorable relations with its labor unions; and the Company's ability to successfully implement its information technology upgrade and business improvement project, including "Year 2000" compliance. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

BUSINESS STRATEGY
MotivePower's business strategy is to grow and continue to strengthen its core businesses, including manufacturing and distributing engineered locomotive components and parts; providing locomotive fleet maintenance; overhauling and remanufacturing locomotives and diesel engines; and manufacturing environmentally friendly switcher, commuter and mid-range, DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Company is looking to expand further into other niche power, marine and industrial markets by growing the existing business in these markets and by modifying certain existing products to fit new applications.

     The Company believes that it has six primary opportunities for growth, or "growth engines": (1) capitalize on the NAFTA railroads' desire to outsource non-transportation functions such as running locomotive maintenance and repair projects by continuing to improve quality and by reducing product cycle times;
(2) continue to grow its Mexican market share and operations by expanding current capabilities; (3) expand sales of components and parts in targeted non-NAFTA markets, such as South America, the Middle East and the Pacific Rim;
(4) develop new products for the rail industry and expand sales of similar components into non-rail markets; (5) acquire companies that provide products or services that complement the Company's current capabilities either geographically or technically, or that expand the Company's current product line; and (6) develop alliances and joint ventures with other global rail industry suppliers.

INDUSTRY CONDITIONS AND TRENDS
The Company's operating results are strongly influenced by general economic conditions, and the financial conditions and level of activity of the global railroad industry. In 1998, favorable conditions generally prevailed in the NAFTA economy. As a result, U.S. railroads carried a record 1.38 trillion revenue ton-miles, the main indicator of activity in the industry, up 1.8 percent from the prior year. There can be no assurance that these favorable conditions will continue.

     The Company's business is primarily providing parts, components and services engineered for locomotives, mainly for the aftermarket. Currently, the active locomotive fleet in the NAFTA market numbers about

FORM 10-K
--------------------------------------------------------------------------------

33,000 units, which include heavy-haul freight locomotives, commuter locomotives and lower-horsepower, short-haul and terminal locomotives. Purchases of new heavy-haul locomotives have been at historical highs in recent years as railroads have been seeking to modernize their fleets, but the Company believes production capacity for new units is limited to current levels of about 1,200 per year. As a result, demand for overhauling older locomotives and for aftermarket parts has been high as railroads work equipment harder and look to maximize the efficiency, availability and productivity of their existing fleets to meet the increased need for locomotive power, and to improve reliability to shippers. Historically, the components, parts and maintenance, and overhaul segments of the railroad industry, while still subject to the impact of rail traffic fluctuations, have been more stable and less cyclical than the new locomotive segment. The Company operates in a highly competitive environment, and there can be no assurance that increased rail traffic, higher fleet utilization, or other economically favorable industry conditions will benefit the Company.

     Since the deregulation of the U.S. railroad industry in 1980, freight railroads have reduced their equipment base, consolidated operations, and reduced suppliers to reduce operating costs and improve their competitive position compared to trucking companies, which compete with the railroad industry. Railroads have been consolidating and merging, hoping to achieve additional operating and financial efficiencies that will allow them to compete more effectively with other modes of transportation. Management believes these consolidations offer the Company opportunities to increase business with the surviving railroads as these railroads seek operating efficiencies through such means as outsourcing locomotive fleet maintenance and components repair. In addition, the supplier base has been consolidating, and the Company is a primary consolidator. These are forward-looking statements, and there can be no assurances that continued consolidation will not adversely impact the Company through concentration of bargaining power over prices or rationalization of locomotive fleet sizes.

DESCRIPTION OF BUSINESS OPERATIONS
The Company operates principally through two groups of business units, the Components Group and the Locomotive Group.

COMPONENTS GROUP
The Components Group manufactures and distributes primarily aftermarket, or replacement, new and remanufactured components and parts for freight and passenger railroads, including every Class I railroad in North America, metropolitan transit and commuter rail authorities, original equipment manufacturers, industrial power-related markets, and other customers internationally. MotivePower provides aftermarket components for locomotives manufactured by the Electro-Motive Division of General Motors Corporation ("EMD"), certain components for locomotives made by the GE Transportation Systems unit of General Electric Company ("GE") and certain components for Alco locomotives. MotivePower believes it is the leading independent supplier in North America of aftermarket locomotive components such as traction motors, generators, alternators, turbochargers, cooling systems, gearing and overhauled diesel engines. Through the acquisition of G&G Locotronics and Q-Tron in January 1999, the Company is also a leading supplier of electronic and electrical components and software for locomotives and freight cars. Demand for components is influenced by rail traffic activity. As traffic increases, the railroads seek to maximize locomotive availability and capacity, which can increase the frequency of necessary repairs and maintenance. This business is highly competitive, as the Company faces competition from EMD, GE and numerous smaller, independent manufacturers and distributors. EMD and GE accounted for virtually 100% of the new high-horsepower locomotives delivered in the United States in the past five years and, as original equipment manufacturers, are the principal suppliers of original parts for their locomotives.

FORM 10-K
--------------------------------------------------------------------------------

LOCOMOTIVE GROUP
The Locomotive Group provides fleet maintenance, overhauling and remanufacturing of locomotives and diesel engines, and manufacturing of environmentally friendly switcher, commuter and mid-range, DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Company's fleet maintenance business unit provides locomotive maintenance under long-term contracts. These contracts generally cover normal, expected maintenance costs but also allow the Company to bill additional amounts to cover extraordinary maintenance.

     Demand for fleet maintenance services is driven by the railroads' focus on cost reduction and productivity improvements as the industry has consolidated over recent decades, and as railroads consider outsourcing non-transportation functions. While most railroads have their own mechanical and maintenance facilities, some achieve cost savings and productivity improvements by outsourcing the work to an independent servicer. In this business segment, the Company competes against GE, EMD and the captive in-house repair shops of various railroads. When possible, the Company supplies its own component parts, at market prices, for use in overhaul and maintenance under these contracts. In this manner, the locomotive fleet maintenance contracts provide additional opportunities for sales of component parts.

     There are approximately 6,000 low-horsepower locomotives operating in switcher/short-haul service in the United States and Canada, with an average age of 30 years. Demand for new state-of-the-art low-horsepower locomotives has been minimal since the early 1980s because the railroads have focused instead on modernizing, rationalizing and downsizing their higher-horsepower freight locomotive fleets. In addition, older freight locomotives are often used as switchers. As a result of this low level of demand, the Company believes it is the only manufacturer of new lower-horsepower locomotives. In March 1998, the Company formed a strategic alliance with EMD to market 1,500- and 2,000-horsepower locomotives with the EMD brand name. The Company has a number of proposals outstanding through this alliance, but there can be no assurance that it will be successful.

     The Company has been providing overhauling and remanufacturing services to the railroad industry since 1972, and management believes the Company is the largest, independent overhauler and remanufacturer of locomotives in North America. In this business unit, the Company faces competition from VMV, Alstom, numerous smaller regional remanufacturers, the captive in-house shops of Class I railroads, and from GE and EMD. Most large railroads have in-house capacity to overhaul locomotives but not to remanufacture and substantially upgrade them.

     Typically, a locomotive overhaul includes replacement of various engine and electrical rotating equipment. The cost can vary greatly depending on the number and type of options included. Remanufacturing is a more extensive process involving the disassembly, redesign from the frame up and reassembly of a locomotive with upgraded equipment to substantially as-new condition.

     The Company's overhauling and remanufacturing businesses have been driven by the aging of the rail industry's locomotive fleet and the historical cost advantages compared to purchasing new locomotives. Between 1970 and 1980, the industry purchased approximately 12,000 new locomotives, compared to approximately 10,500 since then. As a result, the average age of the fleet has increased, with nearly 75% of the fleet at least 10 years old. The typical maintenance cycle calls for a locomotive to be overhauled after approximately seven years, remanufactured after 15 years and replaced after 20 to 25 years if it has not been remanufactured.

PRODUCT DEVELOPMENT
In response to new emission control regulations released by the U.S. Environmental Protection Agency (the "EPA"), the Company has established a new, focused business unit to explore opportunities that will be created by these new EPA guidelines. Under the regulations, locomotives will be required to meet more stringent standards for the emission of oxides of nitrogen, beginning in the year 2001. The standards will be phased in over several years and may encourage the railroads to overhaul locomotives before the year 2001 so that those locomotives will qualify under the current, less-stringent regulations. No assurance can be provided, however, that these new regulations will have a favorable impact on the Company's results of operations.

FORM 10-K
--------------------------------------------------------------------------------

BACKLOG
The Company defines backlog as future sales commitments, which constitute a binding agreement between the Company and the customer. Examples include signed contracts and purchase orders. The Company is the preferred supplier of certain components to customers, having received notice of the customer's estimate of anticipated purchases. Because these notices are not binding commitments, the Company has not included these amounts in backlog calculations. At December 31, 1998, these anticipated purchases totaled $48 million. At December 31, 1998 and 1997, the Company's recorded backlog was approximately $706 million and $538 million, respectively.

     The Company's multi-year locomotive fleet maintenance contracts account for the majority of the Locomotive Group backlog. The largest contract is subject to termination by the customer, however the contract provides for the Company to receive a substantial fee for early termination of the contract. Multi-year fleet maintenance contracts virtually assure additional components and parts sales will occur.

     The backlog as of December 31, 1998, and December 31, 1997, and the expected year of recognition is as follows:


----------------------------------------------------------
                            As of December 31, 1998
                      ------------------------------------
                                      Other          Total
(In thousands)            1999        Years        Backlog
----------------------------------------------------------
Locomotive            $ 99,574     $553,347       $652,921
Components              51,664        1,220         52,884
----------------------------------------------------------
Total                 $151,238     $554,567       $705,805
==========================================================


----------------------------------------------------------
                            As of December 31, 1997
                      ------------------------------------
                                      Other          Total
(In thousands)            1998        Years        Backlog
----------------------------------------------------------
Locomotive            $136,772     $364,948       $501,720
Components              36,135           --         36,135
----------------------------------------------------------
Total                 $172,907     $364,948       $537,855
==========================================================

EMPLOYEES
At December 31, 1998, MotivePower had 2,999 employees versus 2,351 in 1997. This included 426 salaried employees and 1,748 hourly employees in the United States, and 163 salaried employees and 662 hourly employees in Mexico. Of the hourly employees in the United States, 326 at Boise Locomotive Company ("Boise Locomotive") are represented by the International Union of Operating Engineers ("Operating Engineers"), and 612 at Motor Coils Manufacturing Co. ("Motor Coils") are represented by the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers ("Electrical Workers"). The collective bargaining agreements with the Operating Engineers at Boise and the Electrical Workers at Motor Coils' St. Louis, Missouri, plant expire in June 2000. The collective bargaining agreement with the Electrical Workers at the Motor Coils Braddock, Pennsylvania plant expires in 2001, and the agreement at the Motor Coils Emporium, Pennsylvania plant expires in 2002. Of the hourly employees in Mexico, 615 are represented by the Mexico Workers Railroad Union, and 47 are represented by the Metal-Mechanical Workers of the State of San Luis Potosi, Mexico. These contracts are reviewed annually for wages and bi-annually for benefits. The Company considers its relations with its employees and union representation to be good but cannot, however, assure that future contract negotiations will be favorable to the Company.

ENVIRONMENTAL MATTERS
Information with respect to environmental matters is included in Note 12 to the consolidated financial statements included in Part II, Item 8 of this report.

MAJOR CUSTOMERS
In 1998, sales to three customers each represented at least 10% of net sales:
Burlington Northern Santa Fe (18%), Transportacion Ferroviaria Mexicana ("TFM") (10%), and Union Pacific (10%). No other single customer accounted for 10% or more of net sales. Total customers number approximately 2,000 located in 42 countries globally.

     Based on current operations, management expects that sales to Burlington Northern Santa Fe, TFM and Union Pacific will each exceed 10% of 1999 total net sales. The Company sells to virtually all Class I and II railroad customers in NAFTA and has good relations with all major customers.

FOREIGN AND DOMESTIC OPERATIONS
Information with respect to foreign and domestic operations is included in Note 13 to the consolidated financial statements included in Part II, Item 8 of this report.

FORM 10-K
--------------------------------------------------------------------------------

ITEM 2. PROPERTIES

The Company's headquarters are located in Pittsburgh, Pennsylvania and its manufacturing facilities are located throughout North America. The Company considers that its properties are generally in good condition, well-maintained, suitable, and adequate to carry on its business except as noted below. The principal facilities of the Company and its subsidiaries or operating units are as follows:


-------------------------------------------------------------------------------------------------------------
Property Location                Square Footage         Owned/Leased         Usage
-------------------------------------------------------------------------------------------------------------
MOTIVEPOWER INDUSTRIES, INC.
   Pittsburgh, Pennsylvania         18,500              Leased               Corporate Headquarters

BOISE LOCOMOTIVE CO.
   Mountaintop, Pennsylvania (1)   204,000              Owned                Warehousing
   Boise, Idaho                    294,650              Owned                Manufacturing/Office
   Helper, Utah (2)                   N.A.              Leased               Maintenance Shop
   Barstow, California (2)            N.A.              Leased               Maintenance Shop
   Houston, Texas (2)                 N.A.              Leased               Maintenance Shop

ENGINE SYSTEMS CO., INC.
   Latham, New York                 66,000              Owned                Manufacturing/Office
   Alsip, Illinois                  42,600              Owned                Manufacturing/Office
   Gilman, Illinois                 31,800              Leased               Manufacturing

G&G LOCOTRONICS (5)
   Itasca, Illinois                 83,500              Leased               Manufacturing/Office

MICROPHOR CO.
   Willits, California              70,000              Owned                Manufacturing/Warehousing/Office

MPI NORESTE, S.A. DE C.V.
   San Luis Potosi, Mexico       1,235,700              Leased               Manufacturing/Office
   Acambaro, Mexico                132,300              Leased               Maintenance Shop
   Mexico City, Mexico               3,700              Leased               Office

MOTOR COILS MFG. CO.
   Pittsburgh, Pennsylvania (3)    123,400              Leased               Warehousing
   Braddock, Pennsylvania          127,000              Owned                Manufacturing/Office
   Emporium Pennsylvania            53,000              Owned                Manufacturing
   St. Louis, Missouri              62,000              Owned                Manufacturing
   St. Louis, Missouri (4)          10,000              Leased               Warehousing
   San Luis Potosi, Mexico          20,200              Leased               Manufacturing/Warehouse
   San Luis Potosi, Mexico          48,600              Owned                Manufacturing/Office

POWER PARTS CO.
   Elk Grove Village, Illinois     150,700              Leased               Distribution/Office

Q-TRON LTD. (5)
   Calgary, Canada                  38,000              Owned                Manufacturing/Office
   Westminster, Colorado             1,600              Leased               Repair/Office

TOUCHSTONE CO.
   Jackson, Tennessee              150,000              Owned                Manufacturing/Office
   Jackson, Tennessee               16,000              Leased               Manufacturing

YOUNG RADIATOR CO.
   Racine, Wisconsin                50,000              Owned                Engineering/Office
   Racine, Wisconsin               181,000              Owned                Warehousing
   Lexington, Tennessee            170,000              Owned                Manufacturing
   Centerville, Iowa               100,000              Owned                Manufacturing
=============================================================================================================

(1) The Company closed this facility in the second quarter of 1996 and is marketing the facility for sale.

(2) Represents unspecified portions of maintenance facilities owned by the railroads for which the Company provides locomotive fleet maintenance services. These facilities have been made available to the Company to perform these services for nominal consideration.

(3) The Company's Motor Coils subsidiary has commenced a civil action seeking rescission of this 15-year lease agreement. The administrative office portion of the building was vacated by Motor Coils during 1998.

(4)  Motor Coils has an option to lease an additional 15,000 square feet.

(5)  Acquired in January 1999.

FORM 10-K
--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS
Information with respect to legal proceedings is included in Note 12 to the consolidated financial statements included in Part II, Item 8 of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MotivePower's Common Stock traded on the Nasdaq Stock Market under the symbol "MOPO" from April 1994 through August 15, 1997. On August 18, 1997 the Company's Common Stock began trading on the New York Stock Exchange (NYSE) under the symbol "MPO." As of February 25, 1999, the approximate number of holders of record of its Common Stock was 1,500.

     The high and low sales prices for the Company's Common Stock, as reported in the NYSE/Nasdaq Stock Market Summary of Activity reports in 1998 and 1997 were as follows:


----------------------------------------------------------
                               1998               1997
                         ---------------------------------
                           High      Low     High      Low
----------------------------------------------------------
First Quarter            $28.00   $19.75   $11.38   $ 7.75
Second Quarter            29.00    28.06    16.13    10.75
Third Quarter             29.88    19.75    27.25    15.25
Fourth Quarter            32.25    16.56    28.88    19.75
==========================================================

     The Board of Directors did not declare dividends for 1998 or 1997. The Board of Directors reviews its dividend policy regularly.

     At the close of business on February 25, 1999, the Company's Common Stock traded at $27.38 per share.

FORM 10-K
--------------------------------------------------------------------------------

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND INDUSTRY DATA
The following Selected Consolidated Financial Data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements of the Company and the related notes thereto, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth under Item 7. The Statement of Income data and the Balance Sheet data for each of the five years in the five-year period ended December 31, 1998, have been derived from the audited consolidated financial statements of the Company.


---------------------------------------------------------------------------------------------------------------------------------
                                                                                          December 31,
                                                         ------------------------------------------------------------------------
                                                                1998           1997           1996           1995           1994
---------------------------------------------------------------------------------------------------------------------------------
Statement of Income (000s)
   Net sales(1) ........................................ $   365,218    $   305,930    $   277,321    $   236,822    $   302,434
   Gross profit (loss) .................................      81,322         72,342         56,847         (5,167)        (5,478)
   Operating income (loss) .............................      40,363         34,618         24,232        (51,113)       (49,977)
   Net income (loss) ...................................      32,197         20,276         11,509        (40,414)       (42,793)
   EBITDA(2) ...........................................      51,770         44,585         34,589          1,057            871

Balance Sheet (000s)
   Total assets ........................................ $   371,198    $   283,102    $   234,044    $   280,948    $   311,297
   Debt ................................................     105,798         50,507         49,592        120,118        108,176
   Stockholders' equity ................................     177,929        144,548        120,980         94,527        114,124

Per Diluted Share
   Net income (loss)(3) ................................ $      1.73    $      1.11    $      0.66    $     (2.34)   $     (2.47)
   EBITDA ..............................................        2.78           2.45           1.97           0.06           0.05
   Cash dividends ......................................        0.00           0.00           0.00           0.04           3.31(4)
   Year-end book value(5) ..............................       10.05           8.13           6.89           5.38           6.65
   Year-end shares outstanding (000s) ..................      17,700         17,774         17,563         17,563         17,149
   Adjusted weighted average common shares
      outstanding (000s) ...............................      18,619         18,209         17,566         17,269         16,853

Cash Flows (000s)
   Net cash provided by (used in) operating activities.. $    31,344    $    35,452    $    43,368    $   (21,743)   $   (85,141)
   Net cash provided by (used in) investing activities..    (102,324)       (22,472)        12,407        (15,408)       (36,941)
   Net cash provided by (used in) financing activities..      59,743         (1,319)       (56,235)        30,388        120,463

Company
   Market capitalization (000s)(6) ..................... $   569,719    $   421,368    $   137,218    $    66,959    $   182,208
   Employees at year-end ...............................       2,999          2,351          2,108          2,205          2,976
   Sales per employee(7) ............................... $   140,009    $   138,680    $   131,556    $   107,402    $   101,624

Industry(8)
   Revenue ton-miles (000,000s) ........................   1,376,400      1,348,926      1,355,975      1,305,688      1,200,701
   Locomotives in service(9) ...........................      20,000         19,684         19,269         18,812         18,505
   New locomotives delivered ...........................         750            743            761            928            821
=================================================================================================================================

(1)  From continuing operations

(2)  Operating income plus depreciation and amortization

(3)  Figures for 1994 is a supplemental pro forma amount

(4)  Includes a special dividend of $3.19 per share to Morrison Knudsen

(5)  Stockholders' equity divided by year-end shares outstanding

(6)  Year-end shares outstanding multiplied by year-end closing stock price

(7)  Adjusted for acquisitions

(8)  Source: American Association of Railroads. Figures for 1998 are estimates

(9) Figures are for U.S. Class I railroads only. Figures do not include an estimated 5,000 units in service in Canada and Mexico, and on short-line and regional railroads

FORM 10-K
--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
In 1998, the Company set records with net income of $32.2 million, earnings per diluted share of $1.73 and net sales of $365.2 million. Net sales increased 19.4% in 1998 including the effects of acquisitions. Gross margin of 22.3% was negatively impacted by costs associated with the relocation and start-up of certain production facilities, estimated production inefficiencies associated with labor contract negotiations, the effects of a sale/leaseback transaction entered into by the Company, an inventory adjustment, and a loss provision on a fleet maintenance contract. Excluding these items, the Company's gross margin was 26.1% versus a reported gross margin of 23.6% in 1997 and a normalized gross margin of 24.4% excluding a 1997 charge incurred for the estimated warranty replacement of piston liners.

     The Company's Locomotive and Components Groups showed net sales increases of 22.6% and 16.4%, respectively, and operating income increases of 28.2% and 10.4%, respectively, from 1997 after excluding non-recurring items in both years. The Locomotive Group had increases in net sales due to increased overhaul and freight car work in the United States and in Mexico as well as increased sales of switcher locomotives in 1998. The Locomotive Group's operating income increase was the result of the increased volume, sales mix and production efficiencies primarily at the Company's MPI de Mexico subsidiary, offset by the loss provision for the fleet maintenance contract. The Components Group's net sales increase was primarily attributed to acquisitions and an increase in sales to international markets, while the operating income increase was primarily attributable to acquisitions.

RESULTS OF OPERATIONS
The following table sets forth the percentage of net sales represented by certain items in the Company's Consolidated Statements of Income for the years indicated.


-----------------------------------------------------------------
                                        Year Ended December 31,
                                      ---------------------------
                                       1998      1997       1996
-----------------------------------------------------------------
Net sales                             100.0%    100.0%     100.0%
Cost of sales                         (77.7)    (76.4)     (80.5)
-----------------------------------------------------------------
Gross profit                           22.3      23.6       19.5
Selling, general and
   administrative expenses            (11.2)    (12.3)     (11.2)
-----------------------------------------------------------------
Operating income                       11.1      11.3        8.3

Investment income                       0.5       0.2        0.7
Interest expense                       (1.6)     (1.7)      (3.1)
Other income - Argentina                2.8       0.7        0.5
Gain on sale of assets                   --        --        0.5
Foreign exchange gain (loss)            0.6      (0.1)       0.1
-----------------------------------------------------------------
Income before income taxes             13.4      10.4        7.0
Income tax expense                     (4.0)     (3.8)      (2.6)
-----------------------------------------------------------------
Income before extraordinary item        9.4       6.6        4.4
Extraordinary loss on
   extinguishment of debt              (0.6)       --       (0.4)
-----------------------------------------------------------------
Net income                              8.8%      6.6%       4.0%
=================================================================

CONSOLIDATED OPERATIONS
1998 COMPARED TO 1997
Net sales increased 19.4% to $365.2 million in 1998 from $305.9 million in 1997. Acquisitions contributed $21.1 million or 6.8% of the increase while increased overhaul and freight car work and the sale of switcher locomotives (including four under a $3.9 million sale/leaseback transaction) in the Locomotive Group and an increase in international sales in the Components Group contributed to the increase.

     Cost of sales was $283.9 million in 1998 compared to $233.6 million in 1997. Gross margin decreased to 22.3% in 1998 from 23.6% in 1997. The decrease was the result of several non-recurring charges to cost of sales in 1998. After excluding non-recurring items for both years, the Company's gross margin was 26.1% compared to 24.4% in 1997. Non-recurring charges for 1998 included $4.6 million of facility relocation and start-up expenses incurred with the Company's construction of manufacturing plants for its Touchstone and Motor Coils subsidiaries and estimated production inefficiencies associated with labor contract negotiations; a $3 million contract loss provision recorded on a long-term fleet maintenance contract; and a $2.8 million inventory

FORM 10-K
--------------------------------------------------------------------------------

adjustment. These charges were partially offset by a $1.2 million gain related to the reversal of a 1994 contract contingency which expired in 1998. Also excluded from the 1998 gross margin calculation was a $3.9 million sale/leaseback transaction.

     Selling, general and administrative expenses increased 8.6% to $41 million from $37.7 million in 1997. Cost reductions and productivity improvements were offset by additional costs of acquired companies ($3.9 million).

     Investment income increased to $1.8 million from $761,000 in 1997 for an increase of 134%. The increase is primarily attributed to increased earnings on funds invested in the United States and Mexico.

     Interest expense increased 14.2% to $5.9 million in 1998 from $5.2 million in 1997. The increase is a result of the Company's net debt increasing to $100 million at December 31, 1998, versus $33.6 million at December 31, 1997, partially offset by lower interest rates in 1998 on borrowings under the Company's credit facility. The net debt increase was primarily a result of the acquisition of Young Radiator Company in November 1998 ($67.7 million, net of cash and marketable securities acquired), which was funded with borrowings under the Company's credit facility.

     Other income - Argentina represents income recognized related to the Company's investment in Argentina and was $10.4 million for 1998 versus $2 million in 1997. The increase of $8.4 million is due to the Company selling its 19% Argentine investment in Trenes de Buenos Aires S.A. ("TBA") in 1998, for cash and a secured note receivable from TBA.

     The Company realized a foreign exchange gain of $2.2 million in 1998 versus a loss of $230,000 in 1997. Both the gain and the loss are the results primarily of fluctuations in the value of the Mexican peso, and the Company's net peso position during the two years.

     A $2 million extraordinary loss on the extinguishment of debt, net of an income tax benefit of $1.1 million was the result of the Company restructuring its domestic credit facility in the first quarter of 1998 and the Company paying off its higher-rate Mexican facility in the fourth quarter of 1998. No such charges were incurred in 1997.

     The Company recorded income tax expense of $14.6 million in 1998 versus $11.7 million in 1997. Excluding the foreign exchange remeasurement gain/loss, which is not taxable, as a percentage of pre-tax income, income tax expense was 31.2% in 1998 compared to 36.4% in 1997. The decrease in income tax expense is attributed to the Company changing the legal structure of its Mexican operations. At December 31, 1998, the Company had a consolidated United States federal net operating loss carryforward of approximately $25.2 million expiring in 2010, and MPI de Mexico had a net operating loss carryforward of approximately $14.3 million expiring in various amounts through 2005.

1997 COMPARED TO 1996
Net sales increased 5% to $305.9 million in 1997 from $291.4 million in 1996. Excluding net sales from divested operations of $14 million in 1996, net sales increased 10.3%. The increase between periods, excluding net sales from divested operations, was attributed to increased domestic and international net sales in the Components Group, including $1.2 million of net sales from acquisitions in the fourth quarter of 1997.

     Cost of sales was $233.6 million in 1997 compared to $234.6 million in 1996. Gross profit margins increased to 23.6% in 1997 from 19.5% in 1996. The improvement in gross profit was the result of the increased sales volume, particularly the international portion, a favorable product mix, and continuing cost reductions and productivity improvements. Included in cost of sales in 1997 was a $2.2 million charge for a warranty provision.

     Selling, general and administrative expenses increased 15.7% to $37.7 million in 1997 from $32.6 million in 1996. The increase is attributed to variable costs incurred for incentive related programs ($4.1 million) and stock option and stock appreciation programs ($2.9 million). These cost increases were partially offset by cost reductions at the operating entities and reductions in corporate overhead.

     Investment income decreased 61.6% to $761,000 in 1997 from $2 million in 1996. The decrease was primarily attributed to lower investment income on secured notes receivable from the sale of a portion of the Company's former Argentina investments and decreased funds in Mexico available for investment.

     Interest expense decreased 43.5% to $5.2 million in 1997 from $9.1 million in 1996. The decrease was the result of the elimination of interest expense on debt owed to Morrison Knudsen, a former majority shareholder of the Company, which was paid off in September 1996; and a reduction in domestic interest expense as a result of lower borrowing costs, strong operating results and working capital management. These decreases were partially offset by increased interest expense at MPI de Mexico as a result of increased borrowings to support contractual capital improvements and locomotive overhauls.

FORM 10-K
--------------------------------------------------------------------------------

     Other income - Argentina increased 28% to $2 million in 1997 from $1.6 million in 1996. For both years, this income represents funds received on the unsecured portion of the Company's restructured Argentina investments.

     There were no gains on the sale of assets in 1997 compared to $1.5 million in 1996. In 1996, the Company sold Alert Manufacturing and Supply Co. and Power Parts Sign Co., recording gains on the sales of $700,000 and $783,000, respectively.

     In 1997, the Company realized a foreign exchange loss of $230,000 compared to a foreign exchange gain of $169,000 in 1996. Both the loss and the gain were the result primarily of fluctuations in the value of the Mexican peso, and the Company's net peso position during the two years.

     A $1.1 million extraordinary loss on extinguishment of debt in 1996, net of income tax benefit of $687,000, was the result of the Company's restructuring of its domestic credit facility.

     The Company recorded income tax expense of $11.7 million in 1997 versus $7.7 million in 1996. Excluding the foreign exchange remeasurement loss/gain which is not taxable, as a percentage of pre-tax income, income tax expense was 36.4% in 1997 compared to 38.3% in 1996. The decrease in income tax expense as a percentage of pre-tax income in 1997 was primarily the result of the formation and utilization of a Foreign Sales Corporation and a favorable change to a tax valuation reserve.

COMPONENTS GROUP

----------------------------------------------------------------
(In thousands)                    1998         1997        1996
----------------------------------------------------------------
Net sales                      $187,424    $160,960    $144,649
Less divested operations             --          --      (7,054)
----------------------------------------------------------------
Adjusted net sales             $187,424    $160,960    $137,595
================================================================
Change                             16.4%
================================================================


----------------------------------------------------------------
(In thousands)                    1998         1997        1996
----------------------------------------------------------------
Operating income               $22,912     $ 25,258    $ 17,812
Less divested operations            --           --        (142)
----------------------------------------------------------------
Adjusted operating income      $22,912     $ 25,258    $ 17,670
================================================================
Change                            (9.3)%
================================================================

1998 COMPARED TO 1997
In 1998, net sales for the Components Group increased 16.4% from 1997 due primarily to net sales from acquisitions of $21.1 million. Excluding acquisitions, net sales increased 4.2% over 1997 due to increased international sales at the Company's Power Parts subsidiary and increased sales of cooling systems and turbochargers at the Company's Touchstone and Engine Systems subsidiaries, respectively.

     Operating income decreased 9.3% in 1998 from 1997. The decrease was caused by charges incurred in 1998 which the Company believes are non-recurring. These charges in 1998 included $4.6 million for facility relocation and start-up expenses incurred with the Company's construction of manufacturing plants for its Touchstone and Motor Coils subsidiaries and estimated production inefficiencies due to extended labor contract negotiations at Motor Coils. The Company incurred a $2.8 million charge for an inventory adjustment at its Motor Coils subsidiary which the Company attributes to the closing of a plant in the United States and the opening of two plants in Mexico. The adjustment was recorded as a result of the Motor Coils annual physical inventory in the fourth quarter of 1998. Included in the 1997 adjusted operating income was a $2.2 million charge for the estimated warranty replacement of piston liners produced at the Company's Clark Industries subsidiary. Excluding these items, operating income would have increased 10.4% in 1998 from 1997, due to acquisitions and improved operating performance at all component companies with the exception of Motor Coils.

1997 COMPARED TO 1996
In 1997, adjusted net sales for the Components Group increased 17% due to increased international and domestic sales at Motor Coils, and increased domestic sales at Engine Systems and Power Parts. In addition, the acquisition of Jomar and Microphor in December 1997 added $1.2 million in net sales. Adjusted operating income increased 42.9% due to higher margin international sales at Motor Coils, the general increased sales volume, and continued cost reductions and productivity improvements. Operating income included a $2.2 million charge recorded in the fourth quarter for the estimated warranty replacement of piston liners produced by the Company's Clark Industries subsidiary. The charge included the cost of inventory on hand, in addition to the cost to replace product currently in the hands of customers. The provision was the result of defective castings provided by an outside supplier.

FORM 10-K
--------------------------------------------------------------------------------

LOCOMOTIVE GROUP

----------------------------------------------------------------
(In thousands)                    1998          1997       1996
----------------------------------------------------------------
Net sales                     $177,794      $144,970   $146,758
Less divested operations            --            --     (6,931)
----------------------------------------------------------------
Adjusted net sales            $177,794      $144,970   $139,827
================================================================
Change                            22.6%
================================================================


----------------------------------------------------------------
(In thousands)                    1998          1997       1996
----------------------------------------------------------------
Operating income               $28,362       $23,530    $16,728
Less divested operations            --            --     (1,487)
----------------------------------------------------------------
Adjusted operating income      $28,362       $23,530    $15,241
----------------------------------------------------------------
Change                            20.5%
================================================================

1998 COMPARED TO 1997
In 1998, net sales for the Locomotive Group increased 22.6% from 1997 due to increased overhaul and freight car work in the United States and in Mexico, additional third party work and the sale of switcher locomotives (including four under a $3.9 million sale/leaseback transaction).

     Operating income increased 20.5% in 1998 from 1997. The Locomotive Group's operating margin increase was the result of the higher sales volume, sales mix and production efficiencies primarily at the Company's MPI de Mexico subsidiary, partially offset by a charge taken against a fleet maintenance contract. The Company recognized a $3 million contract loss provision for a 1994 fleet maintenance contract entered into by the Company's predecessor. In late 1998, the Company began to realize additional costs to meet certain performance targets which brought the contract to a loss position. The Company's efforts to renegotiate this contract in the fourth quarter of 1998 were unsuccessful and as a result the Company recorded the contract loss provision. The provision represents the estimated costs to complete the contract through 2001 as compared to the expected revenue and component company product pull through on the contract. The Company benefited in 1998 from a $1.2 million gain related to the reversal of a 1994 contract contingency which expired in 1998. Excluding these items, adjusted operating income would have increased 28.2% in 1998 from 1997.

1997 COMPARED TO 1996
In 1997, adjusted net sales for the Locomotive Group increased 3.7%. Lower net sales at Boise Locomotive due to a decrease in sales of new switcher locomotives were offset by a net sales increase at MPI de Mexico as a result of additional third party work, and maintenance and overhaul work on additional locomotives received during the year. Adjusted operating income increased 54.4% principally as a result of higher margins at MPI de Mexico, and as a result of cost reductions and a favorable product mix at Boise Locomotive.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The table below highlights the debt and cash position of the Company at December 31.


----------------------------------------------------------------
(In thousands)                                 1998         1997
----------------------------------------------------------------
Domestic revolver                          $ 98,500      $ 5,000
Industrial revenue bonds                      7,298           --
Domestic term loans                              --       17,999
MPI de Mexico credit facility                    --       27,508
----------------------------------------------------------------
Total debt                                 $105,798      $50,507
================================================================
Less cash and cash equivalents                5,660       16,897
================================================================
Net debt                                   $100,138      $33,610
================================================================

     The Company's net debt increased in 1998 due principally to the acquisition of Young Radiator Company in November 1998 for $67.7 million, net of cash and marketable securities acquired.

     During 1998 the Company had capital expenditures of $28.9 million, as highlighted in the table below.


----------------------------------------------------------------
(In thousands)                               Actual Expenditures
----------------------------------------------------------------
Expansion and modernization of
  production facilities                                  $16,921
Maintenance                                                6,651
Equipment upgrades                                         3,907
Information systems                                        1,402
----------------------------------------------------------------
  Total                                                  $28,881
================================================================

     The Company completed construction of new manufacturing plant facilities at its Touchstone, Motor Coils and Boise Locomotive subsidiaries in 1998, as well as various expansion projects. The facilities are anticipated to increase productivity and efficiency. The facilities were completed in the second and third quarter of 1998 and were producing at expected levels at year end. In addition to the facility projects, the Company's Components Group accounted for the majority of the equipment upgrade projects in 1998.

     The Company anticipates that 1999 capital spending will approximate $11 million, consisting primarily of equipment upgrades and maintenance-type items. The Company plans to limit its capital spending in the first half of 1999 and closely monitor economic indicators before proceeding forward with projects which the Company believes can be delayed until the second half

FORM 10-K
--------------------------------------------------------------------------------

of 1999 or the year 2000. Funding for 1999 capital spending will be provided from operations and the Company's domestic revolver.

     In January 1998, the Company closed on two new revolving credit facilities with ABN AMRO Bank N.V. and Mellon Bank N.A. totaling $200 million. The new credit lines consist of a $100 million five-year revolving loan, and a 364-day $100 million revolving loan which the Company may renew annually with the approval of the lenders. Under the new facilities, the Company may issue up to $35 million in letters of credit. Proceeds of the new facilities were used to repay the Company's outstanding balance under its previous domestic loans, fund acquisitions and capital expenditures, and for general corporate purposes. In December 1998, the Company repaid amounts owed under its Mexican credit facility to take advantage of lower domestic interest rates and to make available restricted cash.

     The Company has completed five strategic acquisitions in the past 14 months. As part of its continuing growth strategy, the Company expects to pursue additional acquisition candidates in 1999, which could have a material effect on the utilization and availability of the Company's credit facilities.

     The following table summarizes the net changes in cash flows for the years ended December 31, 1998, 1997 and 1996:


----------------------------------------------------------------
                                      Year Ended December 31,
----------------------------------------------------------------
(In thousands)                       1998       1997       1996
----------------------------------------------------------------
Net cash provided by (used in)
   Operating activities         $  31,344   $ 35,452   $ 43,368
   Investing activities          (102,324)   (22,472)    12,407
   Financing activities            59,743     (1,319)   (56,235)
----------------------------------------------------------------
Net (decrease) increase
   in cash and cash
   equivalents                  $ (11,237)  $ 11,661   $   (460)
================================================================
Cash and cash equivalents
   at year end                  $   5,660   $ 16,897   $  5,236
================================================================

     Net cash provided by operations in 1998 was $31.3 million, primarily the result of the Company's net income of $32.2 million. Offsetting $11.4 million of non-cash charges for depreciation and amortization, deferred taxes of $10.2 million, a $5.5 million decrease in underbillings - MPI de Mexico, a $3.7 million increase in commitments and contingencies, and a $2 million extraordinary loss on the extinguishment of debt was a $33.7 million increase in working capital. The increase in working capital was primarily the result of a $16.3 million increase in receivables from customers and a $11.5 million decrease in accrued expenses and other current liabilities. The increase in receivables is the result of the timing of sales in the Locomotive Group while the decrease in accrued expenses and other current liabilities is primarily due to the payment of such items during 1998. The change in underbillings is the result of the percentage of completion revenue recognition method at MPI de Mexico. The increase in commitments and contingencies is primarily due to the loss provision set up for a 1994 fleet maintenance contract entered into by the Company's predecessor.

     Net cash used in investing activities in 1998 was $102.3 million, consisting primarily of $67.7 million for the acquisition of Young and $28.9 million in capital expenditures.

     Net cash provided by financing activities in 1998 was $59.7 million, consisting primarily of an increase in domestic borrowings of $82.8 million, offset by the early extinguishment of the $27.5 million Mexican credit facility and the release of $5.2 million of restricted cash related to the Mexican credit facility. The increase in domestic borrowings was used to fund the Young acquisition and capital expenditure projects in 1998.

CURRENCY RISK
The Company has significant manufacturing and distribution operations in the United States, Mexico and Canada. It purchases a portion of its raw materials, castings and parts from third party foreign suppliers primarily in Poland, Mexico and Canada. The Company also sells products and services in countries throughout the world. Many of these foreign commercial activities give rise to foreign currency exposures. If these exposures are left unhedged, and if there are fluctuations in the rates of exchange between the U.S. Dollar and the foreign currencies in which the Company has unhedged exposures, the Company will experience gains or losses that could have a material impact on earnings.

     The Company manages its foreign exchange exposure by identifying each subsidiary's foreign currency commitments arising from cash balances, receivables, payables, and expected purchases and sales. Where offsetting currency positions cannot be identified through consideration of the Company's consolidated exposure in each currency, the Company selectively hedges part or all of its remaining exposure through the use of foreign currency forward contracts purchased at market rates. The Company does not use foreign currency forward contracts, or any other

FORM 10-K
--------------------------------------------------------------------------------

derivative product, to speculate in the foreign currency market. The Company will continue to monitor its exposure to foreign currency risks and may adjust its strategy in the future.

INFORMATION TECHNOLOGY AND YEAR 2000 COMPLIANCE
The Company is currently engaged in a $7.2 million multi-year information technology upgrade and business improvement project. This project, which encompasses all of the Company's subsidiaries, includes a thorough review of manufacturing, material flow and administrative business processes. Where appropriate, hardware and software upgrades are being applied. To manage the improved processes and systems moving forward, additional training, implementation support and hiring of staff are being provided. The Company expects that the project will improve working capital through improved material management and production planning and control, in addition to cost reductions for communications and other related expenses.

     As part of its project, the Company is addressing the Year 2000 compliance issue. The Company has developed a four-step approach regarding the Year 2000 compliance issue. The steps are to (1) assess; (2) remediate; (3) test and audit; and (4) develop a contingency plan. The Company is using both internal and external resources to execute its plan. The assessment phase is completed with respect to the Company's business systems, and the Company is in the process of remediation. All mission critical business systems have been upgraded to software release levels which, per the vendor, are Year 2000 compliant. Testing of these mission critical systems is currently underway. The focus is now on remediating non-mission critical systems. The Company expects that the remediation and testing of all mission critical and non-mission critical systems will be completed in the second quarter of 1999. The Company is also assessing its own products, machinery and equipment which are date sensitive to provide assurances to its customers that its products are Year 2000 compliant. In addition to the Company's internal activities, the Company is in the process of contacting key material suppliers, vendors and customers to determine their readiness with respect to the Year 2000. The Company has developed a compliance questionnaire, which was circulated to its key material suppliers, vendors and customers in the third quarter of 1998. The Company has received responses to 31% of the questionnaires sent and is currently following up on non-responding and unsatisfactory responses. As of December 31, 1998, the Company had not uncovered any significant problems with respect to the questionnaires returned.

     The Company has estimated that as part of its $7.2 million information technology upgrade project approximately $900,000 is specifically Year 2000 related. The Company has expended approximately $500,000 in completing the items noted above as of December 31, 1998. These costs have been and are expected to continue to be funded out of the Company's operating cash flow. The Company is expensing as incurred all costs related specifically to Year 2000 activities; however, costs associated with new systems and the Company's information technology upgrade are being capitalized in accordance with the Company's accounting policies. The Company continually reviews its cost estimates for the Year 2000 project and makes changes as deemed necessary.

     The Company has recently completed three acquisitions: Young Radiator Company (November 1998); G&G Locotronics, Inc. (January 1999); and Q-Tron (January 1999). The Company assessed the Year 2000 compliance issue as part of its due diligence efforts and is currently in the remediation stage. The Company expects all three subsidiaries to be Year 2000 compliant by August 31, 1999.

     The Company's Year 2000 plan only contemplates its current group of subsidiaries and does not consider future acquisition candidates. These acquisitions, if completed, will be evaluated separately from the Company's current Year 2000 plan. Though the Company expects to be Year 2000 compliant, a contingency plan is to be finalized by August 31, 1999. The Company is currently developing this contingency plan. Despite the Company's efforts and contingency plans, the most reasonably likely worst case scenario of a Year 2000 failure by the Company or its key suppliers, vendors or customers would likely be a slowdown of the Company's manufacturing operations at one or more of the Company's subsidiaries and/or an inability of the Company to process orders and meet customer delivery schedules.

     The foregoing discussion regarding the Year 2000 involves management's current assessment and estimates with respect to the Company's Year 2000 efforts which include inherent risks and uncertainties whereby the actual results could differ materially from the discussion above. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments and estimates and, as such, noncompliant computer systems and/or noncompliant suppliers, vendors or customers could have a material adverse effect on the Company's results of operations and financial condition.

FORM 10-K
--------------------------------------------------------------------------------

INFLATION AND PRICING
General price inflation in the United States has been moderate during the three-year period ended December 31, 1998, and its effects have been more than offset by productivity and efficiency gains. Some of the Company's labor contracts contain negotiated wage and benefit increases, and others contain cost-of-living adjustment clauses which would cause the Company's costs to automatically increase if inflation were to become significant. Because of the competitive nature of the Company's business and its long-term contract terms and conditions, it is possible that the Company may be unable to pass on significant inflationary effects to the Company's customers in the form of higher prices, and it is unlikely that the Company can increase margins through price increases. The Company's strategy for reducing the possible adverse effects of higher inflation is to continue to increase productivity and reduce manufacturing costs, and to bundle a variety of its goods and services to customers.

STOCK OWNERSHIP
Stock ownership guidelines for the Company's officers, directors and key managers were established in March 1997. The guidelines set minimum levels of stock ownership as a multiple of annual salaries to encourage management ownership of 10% or more of the Company's stock within five years to demonstrate an owner/management commitment to increase long-term stockholder value.

ITEM 7A. MARKET RISK
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

     The carrying amounts of cash and cash equivalents, trade receivables, certain other current assets, current portion of long-term debt, and certain other current liabilities approximate fair value because of the short maturity of these instruments.

     The carrying amount of the Company's bank borrowings under its revolving credit agreement approximate fair value because the interest rates are based on floating rates identified by reference to market rates.

     At December 31, 1998 and 1997 the Company had 30 million MXP and 20 million MXP of notional value foreign currency forward contracts. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The estimated fair value of the foreign currency forward contracts in excess of the contract value was $240,000 in 1998 and $8,000 in 1997.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of MotivePower Industries, Inc.:

     We have audited the accompanying consolidated balance sheets of MotivePower Industries, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MotivePower Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
-------------------------
Deloitte & Touche LLP


Pittsburgh, Pennsylvania
February 11, 1999 (March 2, 1999 as to Note 18)

FORM 10-K
--------------------------------------------------------------------------------

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                          ---------------------------------------------
(In thousands except per share data)                           1998              1997             1996
-------------------------------------------------------------------------------------------------------
Net sales...............................................  $ 365,218         $ 305,930        $ 291,407

Cost of sales...........................................   (283,896)         (233,588)        (234,560)
                                                          ---------------------------------------------
Gross profit............................................     81,322            72,342           56,847

Selling, general and administrative expenses............    (40,959)          (37,724)         (32,615)
                                                          ---------------------------------------------
Operating income........................................     40,363            34,618           24,232

Investment income.......................................      1,781               761            1,981

Interest expense........................................     (5,894)           (5,163)          (9,143)

Other income - Argentina................................     10,362             2,003            1,565

Gain on sale of assets..................................         --                --            1,483

Foreign exchange gain (loss)............................      2,169              (230)             169
                                                          ---------------------------------------------
Income before income taxes and extraordinary item.......     48,781            31,989           20,287

Income tax expense......................................    (14,554)          (11,713)          (7,714)
                                                          ---------------------------------------------
Income before extraordinary item........................     34,227            20,276           12,573

Extraordinary loss on extinguishment of debt,
   net of income tax benefit of $1,104 and
   $687 in 1998 and 1996, respectively..................     (2,030)               --           (1,064)
                                                          ---------------------------------------------
Net income and comprehensive income.....................  $  32,197         $  20,276        $  11,509
                                                          =============================================
EARNINGS PER COMMON SHARE - BASIC:

   Income before extraordinary item.....................  $    1.92         $    1.15        $     .72

   Extraordinary item...................................       (.11)               --             (.06)
                                                          ---------------------------------------------
   Net income...........................................  $    1.81         $    1.15        $     .66
                                                          =============================================
   Adjusted weighted average common shares outstanding..     17,847            17,694           17,563

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:

   Income before extraordinary item.....................  $    1.84         $    1.11        $     .72

   Extraordinary item...................................       (.11)               --             (.06)
                                                          ---------------------------------------------
   Net income...........................................  $    1.73         $    1.11        $     .66
                                                          =============================================
   Adjusted weighted average common shares outstanding..     18,619            18,209           17,566

The accompanying notes are an integral part of the consolidated financial statements.

FORM 10-K
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------------
                                                                                                        December 31,
                                                                                              ------------------------------
(In thousands except share and per share data)                                                     1998                1997
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
Cash and cash equivalents ..................................................................  $   5,660           $  16,897
Receivables from customers:
   Billed, net of allowance for doubtful accounts of
     $673 and $394, respectively ...........................................................     54,428              34,588
   Unbilled ................................................................................      2,831                 450
Inventories ................................................................................     92,993              81,448
Deferred income taxes ......................................................................      6,765               7,596
Income tax receivable ......................................................................      5,216                 953
Other ......................................................................................      4,230               3,358
                                                                                              ------------------------------
         Total current assets ..............................................................    172,123             145,290
Locomotive lease fleet, net ................................................................      1,189               1,468
Property, plant and equipment:
   Land ....................................................................................      2,420               1,408
   Buildings and improvements ..............................................................     50,997              36,095
   Machinery and equipment .................................................................     94,143              64,862
                                                                                              ------------------------------
   Property, plant and equipment, cost .....................................................    147,560             102,365
   Less accumulated depreciation ...........................................................    (54,492)            (49,942)
                                                                                              ------------------------------
Property, plant and equipment, net .........................................................     93,068              52,423
Underbillings - MPI de Mexico ..............................................................     26,775              32,298
Deferred income taxes ......................................................................         --               7,724
Goodwill and other intangibles, net ........................................................     63,593              27,362
Other ......................................................................................     14,450              16,537
                                                                                              ------------------------------
         Total assets ......................................................................  $ 371,198           $ 283,102
                                                                                              ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt ..........................................................  $     549           $  10,725
Accounts payable - trade ...................................................................     34,293              30,340
Accrued expenses and other current liabilities .............................................     30,919              36,065
Revolving credit agreement borrowings ......................................................     10,000               5,000
Advances from customers ....................................................................      1,174                 426
                                                                                              ------------------------------
         Total current liabilities .........................................................     76,935              82,556
Long-term debt .............................................................................     95,249              34,782
Commitments and contingencies ..............................................................     19,205              15,552
Deferred income taxes ......................................................................        559                  --
Other ......................................................................................      1,321               5,664
                                                                                              ------------------------------
         Total liabilities .................................................................    193,269             138,554
                                                                                              ------------------------------

Stockholders' Equity:
   Common Stock, par value $.01 per share, authorized 55,000,000 shares;
      17,941,118 shares issued and 17,700,277 shares outstanding at
      December 31, 1998, and 17,774,093 shares issued and outstanding
      at December 31, 1997 .................................................................        179                 178
   Additional paid-in capital ..............................................................    206,434             205,609
   Deficit .................................................................................    (23,156)            (55,353)
   Accumulated other comprehensive income ..................................................     (5,105)             (5,105)
   Deferred compensation ...................................................................      4,113                (781)
                                                                                              ------------------------------
                                                                                                182,465             144,548
Less -- Treasury stock, at cost (240,841 shares at December 31, 1998) ......................      4,536                  --
                                                                                              ------------------------------
Total stockholders' equity .................................................................    177,929             144,548
                                                                                              ------------------------------
Total liabilities and stockholders' equity .................................................  $ 371,198           $ 283,102
                                                                                              ==============================

The accompanying notes are an integral part of the consolidated financial statements.

FORM 10-K
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Year Ended December 31,
                                                                                             ---------------------------------------
(In thousands)                                                                                  1998            1997           1996
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income ............................................................................      $ 32,197       $ 20,276       $ 11,509

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation .......................................................................         7,981          6,634          6,950
   Amortization .......................................................................         3,426          3,333          3,407
   Extraordinary loss on extinguishment of debt (net of tax) ..........................         2,030             --          1,064
   Gain on sale of assets .............................................................            --             --         (1,483)
   Deferred income taxes ..............................................................        10,218          6,486          5,402
   Other, net .........................................................................            --            261             83
   Changes in operating assets and liabilities net of effects from 1998 purchase of Young, 1997 purchases of Jomar and Microphor, and 1996 sale of Alert and Sign:
        Receivables from customers ....................................................       (16,258)        (6,048)         5,787
        Inventories ...................................................................        (3,469)           (85)        19,088
        Other current assets ..........................................................          (872)          (578)        (2,919)
        Underbillings - MPI de Mexico .................................................         5,523        (12,737)        (9,233)
        Accounts payable - trade ......................................................         1,931         16,219         (4,162)
        Accrued expenses and other current liabilities ................................       (11,501)         7,081         (2,928)
        Income taxes receivable .......................................................        (4,263)        (2,974)         1,708
        Advances from customers .......................................................           748            426             --
        Commitments and contingencies .................................................         3,653         (2,842)         9,095
                                                                                             ---------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................................        31,344         35,452         43,368
                                                                                             ---------------------------------------

Investing Activities
Payment for purchase of Young, net of cash acquired ...................................       (67,685)            --             --
Additions to property, plant and equipment ............................................       (28,881)       (15,001)        (4,063)
Proceeds from locomotive lease fleet ..................................................            --             --         10,071
Proceeds from sale of assets ..........................................................            --          1,815          4,838
Payment for purchase of Jomar .........................................................            --         (8,158)            --
Payment for purchase of Microphor, net of cash acquired ...............................            --         (3,120)            --
Other, net ............................................................................        (5,758)         1,992          1,561
                                                                                             ---------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ...................................       (102,324)      (22,472)        12,407
                                                                                             ---------------------------------------

Financing Activities
Net borrowings (repayments) under credit agreements ...................................        55,291          9,568        (16,970)
Decrease (increase) in restricted cash ................................................         5,194         (2,550)        (2,043)
Proceeds from exercise of stock options including tax-related benefit .................           826          2,409             --
Increase in intangibles ...............................................................        (1,568)        (2,093)        (1,228)
Repayment of long-term debt ...........................................................            --         (8,653)        (2,461)
Redemption of preferred stock .........................................................            --             --         (1,056)
Change in payable to Morrison Knudsen .................................................            --             --        (32,477)
                                                                                             ---------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...................................        59,743         (1,319)       (56,235)
                                                                                             ---------------------------------------

Net (decrease) increase in cash and cash equivalents ..................................       (11,237)        11,661           (460)
Cash and cash equivalents at beginning of year ........................................        16,897          5,236          5,696
                                                                                             ---------------------------------------
Cash and cash equivalents at end of year ..............................................      $  5,660       $ 16,897       $  5,236
                                                                                             =======================================

The accompanying notes are an integral part of the consolidated financial statements.

FORM 10-K
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Year Ended December 31,
                                                                                  --------------------------------------------------
(In thousands)                                                                         1998                1997                1996
------------------------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Cash Flow Information:

   Interest paid .......................................................          $   4,752           $   3,311           $   1,126

   Income taxes paid (refunded) ........................................              7,963               7,811                (169)

   Young acquisition:

      Fair value of assets acquired ....................................             89,594                  --                  --

      Liabilities assumed ..............................................            (10,188)                 --                  --
                                                                                  --------------------------------------------------

         Cash paid .....................................................             79,406                  --                  --

      Less cash acquired ...............................................             11,721                  --                  --
                                                                                  --------------------------------------------------

         Net cash paid .................................................             67,685                  --                  --

   Jomar acquisition:

      Fair value of assets acquired ....................................                 --               9,351                  --

      Liabilities assumed ..............................................                 --              (1,193)                 --
                                                                                  --------------------------------------------------

         Cash paid .....................................................                 --               8,158                  --
                                                                                  ==================================================

   Microphor acquisition:

      Fair value of assets acquired ....................................                 --               4,935                  --

      Liabilities assumed ..............................................                 --              (1,115)                 --
                                                                                  --------------------------------------------------

         Cash paid .....................................................                 --               3,820                  --

      Less cash acquired ...............................................                 --                 700                  --
                                                                                  --------------------------------------------------

      Net cash paid ....................................................          $      --           $   3,120           $      --
                                                                                  ==================================================

Noncash Investing and Financing Activities:

   Deferred compensation ...............................................          $   4,536           $   1,541           $      78

   Treasury stock ......................................................             (4,536)                 --                  --

   Reduction of payable to Morrison Knudsen:

      Payable to Morrison Knudsen ......................................                 --                  --              18,816

      Additional paid-in capital .......................................                 --                  --             (14,902)

      Deferred income taxes ............................................                 --                  --              (3,914)
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

FORM 10-K
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                            Additional      Retained            Other
                                                  Common       Paid-In      Earnings    Comprehensive         Deferred     Treasury
(In thousands)                                     Stock       Capital     (Deficit)           Income     Compensation        Stock
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995 ..................       $ 176      $186,681      $(87,107)        $ (5,105)        $   (118)    $     --
                                                   ---------------------------------------------------------------------------------
Net income .................................          --            --        11,509               --               --           --
Capital contribution, reduction
   of payable to Morrison
   Knudsen, net of deferred
   taxes of $3,914 .........................          --        14,902            --               --               --           --
Accretion of preferred stock ...............          --            --           (31)              --               --           --
Compensatory stock options granted .........          --            78            --               --              (78)          --
Compensation expense .......................          --            --            --               --               73           --
                                                   ---------------------------------------------------------------------------------
Balance December 31, 1996 ..................       $ 176      $201,661      $(75,629)        $ (5,105)        $   (123)    $     --
                                                   ---------------------------------------------------------------------------------
Net income .................................          --            --        20,276               --               --           --
Compensatory stock options granted .........          --         1,541            --               --           (1,541)          --
Compensation expense .......................          --            --            --               --              883           --
Stock options exercised, including
   tax-related benefit of $215 .............           2         2,407            --               --               --           --
                                                   ---------------------------------------------------------------------------------
Balance December 31, 1997 ..................       $ 178      $205,609      $(55,353)        $ (5,105)        $   (781)    $     --
                                                   ---------------------------------------------------------------------------------
Net income .................................          --            --        32,197               --               --           --
Compensation expense .......................          --            --            --               --              358           --
Treasury stock, at cost ....................          --            --            --               --            4,536       (4,536)
Stock options exercised, including
   tax-related benefit of $149 .............           1           825            --               --               --           --
                                                   ---------------------------------------------------------------------------------
Balance December 31, 1998 ..................       $ 179      $206,434      $(23,156)        $ (5,105)        $  4,113     $ (4,536)
                                                   =================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

FORM 10-K
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND BASIS OF ACCOUNTING
The consolidated financial statements include the accounts of MotivePower Industries, Inc. and its subsidiaries (collectively, the "Company").

     The Company is a leader in the manufacturing of products for rail and other power-related industries. Through its subsidiaries, the Company manufactures and distributes engineered locomotive components and parts; provides locomotive fleet maintenance; overhauls and remanufactures locomotives and diesel engines; manufactures environmentally friendly switcher, commuter and mid-range DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower; and manufactures components for power, marine and industrial markets. The Company's primary customers are freight and passenger railroads, including every Class I railroad in North America.

SUBSIDIARIES (WHOLLY OWNED):

LOCOMOTIVE GROUP:
Boise Locomotive Company ("Boise Locomotive"), formed in 1972, performs locomotive remanufacturing, overhauling and manufacturing, and locomotive fleet maintenance as its principal business.

MPI Noreste S.A. de C.V. ("MPI de Mexico"), a Mexican variable stock corporation formed in 1994, performs locomotive fleet maintenance and overhauls.

MotivePower Foreign Sales Corporation ("MPFSC"), formed in 1997, is a Barbados corporation whose purpose is to take advantage of allowable U.S. tax benefits regarding export sales and expenses.

COMPONENTS GROUP:
Motor Coils Manufacturing Company ("Motor Coils"), acquired in 1991, is a remanufacturer of locomotive traction motors, and a manufacturer of rotating electrical components and gearing.

Power Parts Company ("Power Parts"), acquired in 1992, is a supplier of new and replacement engine and nonengine parts for locomotives, and inventory management services.

Engine Systems Company, Inc. ("Engine Systems"), acquired in 1992, remanufactures turbochargers for locomotive, industrial and marine engines.

Touchstone Company ("Touchstone"), acquired in 1994, manufactures, remanufactures and distributes locomotive radiators, oil coolers, brake adjusters and other industrial heat exchangers.

Microphor Inc. ("Microphor"), acquired in 1997, is a manufacturer of self-contained sanitation and waste retention systems, primarily for the rail and marine industries.

MotivePower Investments Limited ("MPIL"), formed in 1997, is a Delaware holding company which holds the investment in Touchstone, Motor Coils, Microphor and Young.

Young Radiator Company ("Young"), acquired in 1998, manufactures radiators, air coolers, and heat exchange systems for rail and industrial power-related markets.

JANUARY 1999 ACQUISITIONS:
G&G Locotronics ("G&G") designs and assembles high-voltage electrical cabinets and control stands for locomotives.

Q-Tron Limited ("Q-Tron") designs and manufactures a complete line of locomotive electronic equipment, including event recorders, speed controls, excitation control computers, speedometers and related software products.

AFFILIATES:
On December 18, 1998, MotivePower completed the sale of its 19% investment in Trenes de Buenos Aires S.A. ("TBA"), a company based in Buenos Aires, Argentina, which, under a concession contract, operates the Mitre and Sarmiento passenger railway lines in Buenos Aires.

     On July 6, 1995, the Company sold its interest in Morrison Knudsen of Australia, Ltd. ("MKA") to Morrison Knudsen, a former majority shareholder of the Company. In consideration, the Company received a nominal cash payment and MKA's redeemable preferred stock bearing a 9% cumulative dividend. The Company sold the preferred stock to Morrison Knudsen in December 1997 for a nominal cash payment.

FORM 10-K
--------------------------------------------------------------------------------

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

2. SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of the Company and its subsidiaries. Sales between the Company and its subsidiaries are billed at prices consistent with sales to third parties and are eliminated in consolidation. Investments in affiliates in which the Company's ownership is less than 20% are accounted for using the cost method.

REVENUE RECOGNITION: The Company recognizes revenues on locomotive remanufacturing and manufacturing contracts on the percentage of completion-units delivered method, and on component part sales when product is shipped to the customer. Contract revenues and cost estimates are reviewed and revised quarterly and adjustments are reflected in the accounting period when known. Provisions are made currently for estimated losses on uncompleted contracts. Unbilled accounts receivable represent shipments for which invoices have not been processed.

     Revenue recognized on the MPI de Mexico long-term maintenance contract is based upon a percentage of the expected gross margin. Under the terms of the maintenance contract, significant costs are incurred in the early years (locomotive overhauls and fleet normalization), while payments from the customers remain relatively constant throughout the life of the contract. By using a percentage of the expected gross margin to recognize revenue under the maintenance contract appropriate consideration is given to the risks associated with the contract. Costs and estimated earnings in excess of billings ("Underbillings") and billings in excess of costs and estimated earnings ("Overbillings") on the contract in progress are recorded on the balance sheet and are classified as current or non-current based upon the expected timing of their realization or liquidation.

     Remanufactured and overhauled locomotives are warranted for a period from one to three years, and component parts are warranted for a period from one to four years. Additionally, the Company provides an overhaul reserve on owned locomotives. Estimated costs for product warranty are recognized at the time the products are sold. Overhaul reserves are recorded on a straight-line basis over the period of time from acquisition of the locomotive to the estimated date of the related overhaul. Warranty and overhaul reserves are included in accrued expenses and other current liabilities in the consolidated balance sheet.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on currently available information. Changes in facts and circumstances may result in revised estimates.

CASH EQUIVALENTS: Cash equivalents consist of investments in highly liquid debt securities having an original maturity of three months or less. Such securities are considered to be held to maturity.

INVENTORIES: Inventories are stated at the lower of cost or market. Locomotive inventories under long-term contracts consist of actual direct material, labor and manufacturing overhead and are allocated to individual units based on the estimated average production costs of units to be produced under a contract. Locomotive inventories under contract were $3.6 million and $8.7 million at December 31, 1998 and 1997, respectively. Component part inventories are valued at production cost using either the last-in first-out ("LIFO") method or the first-in, first-out ("FIFO") method.

MARKET, CONCENTRATIONS AND CREDIT RISKS: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents and accounts receivable. The Company, by its policy, limits the amount of credit exposure to any one financial institution and places its investments with financial institutions that the Company believes are financially sound.

FORM 10-K
--------------------------------------------------------------------------------

     The Company provides its products and services to the Class I railroads in North America, metropolitan transit and commuter rail authorities, Amtrak, original equipment manufacturers, short lines and other customers internationally. Collectively, the Company's top five customers accounted for 51%, 66% and 63% of net sales in the years ended December 1998, 1997 and 1996, respectively. Net sales to three customers exceeded 10% of total net sales (Burlington Northern Santa Fe - 18%; Union Pacific - 10%; Transportacion Ferroviaria Mexicana ("TFM") - 10%). The Company performs ongoing credit evaluations of its customers' accounts and historically has not incurred any significant credit-related losses.

     The Company's Boise Locomotive, Motor Coils and MPI de Mexico subsidiaries have union labor contracts expiring at various times through June 2002. The Company considers the renegotiation of these contracts under terms and conditions consistent with market conditions for similar U.S. based labor forces to be an important factor in the maintenance of operations.

FOREIGN EXCHANGE FORWARD CONTRACTS: Foreign exchange forward contracts are legal agreements between two parties to purchase and sell a foreign currency for a price specified at the contract date, with delivery and settlement in the future. The Company uses such contracts to hedge the risk of changes in foreign currency exchange rates associated with certain assets and obligations denominated primarily in the Mexican peso ("MXP"). Changes in the market value of the forward contracts are recognized in income when the effects of related changes in the price of the hedged item are recognized.

LOCOMOTIVE LEASE FLEET: Equipment on operating leases includes the Company's locomotive lease fleet. The locomotives are depreciated on a straight-line basis over their estimated useful lives of five to 15 years. Cost and accumulated depreciation at December 31, 1998 were $2.4 million and $1.3 million, respectively. Cost and accumulated depreciation at December 31, 1997 were $2.9 million and $1.4 million, respectively.

PROPERTY, PLANT AND EQUIPMENT: Buildings and improvements and machinery and equipment are recorded at cost and depreciated on the straight-line method over periods from three to 30 years. The cost and accumulated depreciation associated with property and equipment that is disposed of are removed from the accounts, and gains or losses from such disposals are included in income. Leasehold improvements are capitalized and amortized on the straight-line method over the terms of the related leases. Included in buildings and improvements is the Company's Mountaintop facility, which is an asset held for sale. The book value of this Locomotive Group asset was $1.9 million at December 31, 1998 and 1997. Expenditures for repairs and maintenance are charged to expense as incurred.

GOODWILL AND OTHER INTANGIBLES: Significant components of goodwill and other intangibles are the following:

     Goodwill -- Cost in excess of tangible assets of businesses acquired in purchase transactions is amortized on the straight-line method over 15 to 40 years from the date of acquisition. The unamortized cost of goodwill was $59.7 million at December 31, 1998 and $20.2 million at December 31, 1997.

     Covenants Not To Compete -- These agreements are recorded at cost and amortized on the straight-line method over the terms of the agreements. Terms of the agreements range from three to 10 years. The unamortized cost was $3.3 million at December 31, 1998 and $4.2 million at December 31, 1997.

     Loan Origination Fees -- These fees are associated with the origination of the Company's debt. The fees are recorded at cost and amortized on the straight-line method over the terms of the respective loan agreements. The unamortized cost was $575,000 at December 31, 1998 and $2.9 million at December 31, 1997.

     Accumulated amortization at December 31, 1998 and 1997 was $14.5 million and $12 million, respectively. The Company evaluates the realization of intangible assets on a quarterly basis and adjusts, if necessary, the carrying value or useful life accordingly.

FORM 10-K
--------------------------------------------------------------------------------

FOREIGN CURRENCY TRANSLATION: Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date while income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions, and the translation of financial statements are recorded in the Company's consolidated financial statements based upon the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The accumulated other comprehensive income included in the consolidated balance sheets consists of cumulative translation adjustments net of tax.

     MPI de Mexico has contracts that provide for escalation adjustments based upon, among other things, changes in the exchange rate. Such escalation adjustments are included in revenues when realized.

INCOME TAXES: The provision for income taxes includes Federal, state and local, and foreign income taxes currently payable and those deferred or prepaid because of temporary differences between the financial statement and tax bases of assets and liabilities. The carrying amounts of deferred tax assets and liabilities are determined based on differences between the financial statement amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse.

DEFERRED COMPENSATION ARRANGEMENTS: In May 1998, a consensus on Emerging Issues Task Force Issue No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested" ("EITF 97-14"), was issued. The Company has reflected the adoption of EITF 97-14 in the December 31, 1998 financial statements. The adoption of EITF 97-14 required the Company to record as treasury stock the historical value of the Company's stock maintained in its deferred compensation plans.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity", was issued. SFAS 133 is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the effect of this standard on its financial statements.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the current year presentation.

3. INVENTORIES

Inventories consist of the following:

----------------------------------------------------------------
                                               December 31,
                                        ------------------------
(In thousands)                             1998            1997
----------------------------------------------------------------
Cores                                   $11,854         $ 7,477
Raw materials                            46,646          35,421
Work in process                          14,411          21,396
Finished goods                           20,082          17,154
----------------------------------------------------------------
Total inventories                       $92,993         $81,448
================================================================

     Approximately $38.3 million and $30.7 million of total inventories at December 31, 1998 and 1997, respectively, were valued on the LIFO cost method, and the excess of current replacement cost of these inventories over the stated LIFO value was $1.9 million and $1.2 million at December 31, 1998 and December 31, 1997, respectively. Costs for other inventories have been determined principally by the FIFO method. The Company defines cores as inventory units designated for unit exchange programs.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:


----------------------------------------------------------------
                                               December 31,
                                        ------------------------
(In thousands)                             1998            1997
----------------------------------------------------------------
Accrued payroll and benefits            $10,906         $13,125
Warranty and overhaul accruals           10,328           8,622
Reserve for future losses                   954           1,760
Other accrued liabilities                 8,731          12,558
----------------------------------------------------------------
   Total accrued expenses
      and other current liabilities     $30,919         $36,065
================================================================

5. UNDERBILLINGS - MPI DE MEXICO

MPI de Mexico has a long-term contract to provide maintenance and other locomotive services. Details relative to cumulative costs incurred and revenues recognized are as follows:


----------------------------------------------------------------
                                               December 31,
                                        ------------------------
(In thousands)                             1998            1997
----------------------------------------------------------------
Costs incurred                          $ 198,921      $ 148,433
Estimated earnings                         39,686         17,633
----------------------------------------------------------------
                                          238,607        166,066
Less billings to date                    (211,832)      (133,768)
----------------------------------------------------------------
Total underbillings                     $  26,775      $  32,298
================================================================

FORM 10-K
--------------------------------------------------------------------------------

6. INDEBTEDNESS
REVOLVING CREDIT BORROWINGS

----------------------------------------------------------------
                                               December 31,
                                        ------------------------
(In thousands)                             1998            1997
----------------------------------------------------------------

Variable rate $100,000 revolving
   364-day credit facility,
   effective interest rate 6.95% as
   of December 31, 1998                 $10,000        $      --

Domestic revolver under Second
   Amended and Restated Credit
   Agreement, effective
   interest rate 6.47% as of
   December 31, 1997                         --            5,000
                                        ------------------------
Total revolving credit borrowings       $10,000        $   5,000
                                        ========================


LONG-TERM DEBT

----------------------------------------------------------------
                                               December 31,
                                        ------------------------
(In thousands)                             1998            1997
----------------------------------------------------------------

Variable rate $100,000
   revolving credit facility,
   expires 2002, effective
   interest rate 6.19% as of
   December 31, 1998                    $88,500         $     --

5.5% Industrial revenue bonds due 2008    7,298               --

MPI de Mexico credit facility,
   due 2000, effective
   interest rate 8.8% as of
   December 31, 1997                         --           27,508


Domestic term loan under
   Second Amended and Restated
   Credit Agreement, effective
   interest rate 6.47% as of
   December 31, 1997                         --           17,999
                                        ------------------------
                                         95,798           45,507
Less current portion of long-term debt     (549)         (10,725)
                                        ------------------------
Total long-term debt                    $95,249         $ 34,782
                                        ========================


SCHEDULED MATURITIES OF LONG-TERM DEBT

----------------------------------------------------------------
                                   Year of Maturity
----------------------------------------------------------------
(In thousands)           1999    2000    2001       2002    2003
----------------------------------------------------------------
Long-term debt           $549    $580    $613    $89,147    $683
                         =======================================

     In August 1995, the Company and its subsidiaries entered into a $75 million loan agreement with BankAmerica Business Credit ("BABC"). In 1996, the Company repaid amounts owed certain participating lenders who were no longer lenders under the loan agreement, as modified, and paid early termination fees to those lenders. The early termination fees and the unamortized portion of previously incurred deferred debt issuance costs were expensed as an extraordinary item of $1.1 million, net of tax.

     In February 1997, the Company and a syndicate of lenders led by Bank of America NT and SA entered into a Second Amended and Restated Credit Agreement to replace the Company's loan agreement with BABC. In May 1997, the Company entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement. The amendment increased the limit on the issuance of performance bonds from $10 million to $30 million, increased the limit on the issuance of letters of credit in support of performance bonds from $2.5 million to $10 million and increased the limit on the aggregate amount of letters of credit from $15 million to $20 million.

     In January 1998, the Company closed two new revolving credit facilities ("the facilities") with ABN AMRO Bank, N.V. and Mellon Bank N.A. totaling $200 million. ABN AMRO and Mellon Bank subsequently sold participations in these facilities to a syndicate of 10 additional banks. The facilities consist of a $100 million five-year revolving loan and a 364-day $100 million revolving loan which the Company may renew annually with the approval of the lenders. Under the new facilities, the Company may issue up to $35 million in letters of credit. The Company has issued $5.7 million in letters of credit as of December 31, 1998. In connection with the establishment of the two new revolving credit facilities, the Company incurred a one-time, non-cash charge of approximately $472,000, net of tax in the first quarter of 1998 to write off the unamortized portion of previously incurred deferred debt issuance costs under the Company's Second Amended and Restated Credit Agreement.

FORM 10-K
--------------------------------------------------------------------------------

     The facilities provide for revolving borrowings at a variable margin over the London Interbank Offered Rate ("LIBOR"), or at Prime Rate, at the Company's option. The margin over LIBOR at which the Company may borrow is adjusted each fiscal quarter based on the ratio obtained when the Company's debt at the end of the quarter is divided by the Company's cash flow over the past four quarters, as measured by earnings before interest and tax, plus depreciation and amortization ("EBITDA"). The Company's maximum borrowings under the facilities are limited to the lesser of $200 million or 3.5 times trailing 12-month EBITDA. At December 31, 1998, the Company's gross availability under its revolving credit facilities was $200 million. After deducting outstanding debt and other reserves, the Company calculates its net available borrowing capacity on December 31, 1998 to be $88.5 million.

     The Company had a U.S. dollar-denominated credit facility with a Mexican bank, Bancomer S.A., to support its operations in Mexico. The facility was a $30 million, five-year term loan with support from the Export-Import Bank of the United States. The facility required certain cash balances to be held in trust. Amounts held in trust at the balance sheet date are classified as restricted cash and have been included in other non-current assets in the accompanying consolidated balance sheets at December 31, 1998 and 1997. In December 1998, the Company repaid amounts owed on the term loan. The early termination fees and the unamortized portion of previously incurred deferred debt issuance costs were expensed as an extraordinary item of $1,558,000, net of tax in the 1998 fourth quarter.

7. REDEEMABLE PREFERRED STOCK
In September 1995, the Company deposited 10,000 shares of Preferred Stock into a joint settlement account in connection with the settlement of certain class action suits. On December 6, 1996, the Company exercised its option to redeem all of the outstanding shares of Preferred Stock at a price of $1.1 million including accrued dividends.

8. STOCK OPTION PLANS
The Company has established two stock option plans, which are described below. The Company applies Accounting Principles Board Opinion Number 25 and related Interpretations in accounting for its plans.

     The compensation cost that has been charged against income was $495,000, $2.7 million and $775,000 for 1998, 1997 and 1996, respectively. Had compensation cost for the Company's plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


----------------------------------------------------------------
                                              December 31,
(In thousands except                 ---------------------------
earnings per share data)                1998      1997      1996
----------------------------------------------------------------

Net income           As reported     $32,197   $20,276   $11,509
                     Pro forma       $30,926   $19,444   $11,104
----------------------------------------------------------------
Earnings per diluted share
                     As reported     $  1.73   $  1.11   $   .66
                     Pro forma       $  1.66   $  1.07   $   .63
================================================================

     The following weighted-average assumptions were used to estimate the fair value of each option grant on the grant date using the Black-Scholes option-pricing model in 1998, 1997 and 1996, respectively: dividend yield of zero percent for all years; expected volatility of 63%, 65% and 72%; risk free interest rates of 5.3%, 6.26% and 6.5%; and expected lives of six years, 10 years and 10 years.

     In the MotivePower Industries, Inc. Stock Incentive Plan (the "Incentive Plan"), a maximum of 2.5 million shares may be issued upon the exercise of stock options granted or through limited stock appreciation rights. Officers and other key employees of the Company or its subsidiaries are eligible to receive awards. The exercise price, term and other conditions applicable to each award are determined by the Compensation Committee of the Board of Directors at the time of the grant of each award and may vary with each award granted. Awards are generally made at not less than current market prices at date of grant, and have been granted to executives and directors under the Incentive Plan in the form of stock options. Options granted generally vest either over a five-year period, 20% on each anniversary date following the grant, or a four-year period, 25% on each anniversary date following the grant. All unexercised options expire 10 years from the date of grant, subject to acceleration in certain cases.

FORM 10-K
--------------------------------------------------------------------------------

     Restricted stock awards for a total of 125,000 shares of the Company's Common Stock have been granted to certain key management employees. The weighted average grant date fair value of restricted stock was $5.36 per share. Sale restrictions on the restricted stock lapse between January 1, 1997 and January 1, 2007. The Company recorded expense of $156,000, $193,000 and $155,000 for 1998, 1997 and 1996, respectively, related to the restricted stock.

     In the MotivePower Industries, Inc. Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan"), a maximum of 150,000 shares may be granted. Under the Non-Employee Directors Plan, each non-employee director was entitled to receive options to purchase shares of the Company's common stock upon their election to the Board at an exercise price equal to 50% of the market price of the common stock based on the date awarded. In 1998, the Board resolved that it would cease the practice of discounting the initial options by 50%. In addition to the initial grant date, each director is awarded an annual stock option award on January 2, at an exercise price equal to the fair market value of such common stock as of the date of the grant. All options granted vest over a three-year period, one-third on each anniversary date.

     A summary of the status of the Company's two stock option plans as of December 31, 1998, 1997 and 1996, and the changes during the years ending on those dates, is presented below:


----------------------------------------------------------------------------------------------------------------------------
                                               1998                        1997                              1996
                                      -------------------------   -------------------------        -------------------------
                                                       Weighted                    Weighted                         Weighted
                                                        Average                     Average                          Average
                                         Shares  Exercise Price      Shares  Exercise Price           Shares  Exercise Price
----------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year      1,985,950          $ 7.94   1,740,500          $ 7.08        1,271,000          $ 5.26
Granted                                 281,200           24.62     548,000           12.87        1,261,500            4.96
Exercised                              (109,225)           8.24    (211,300)           9.93               --              --
Surrendered/Canceled                    (85,000)          14.95     (91,250)           8.56         (792,000)          10.59
----------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year            2,072,925            9.97   1,985,950            7.94        1,740,500            7.08
============================================================================================================================
Options exercisable at year end         978,471                     773,825                          457,396
Weighted average fair value of
   options granted during the year                       $18.96                      $10.18                            $3.98

   The following table summarizes information about stock options outstanding at December 31, 1998:


----------------------------------------------------------------------------------------------------------------------------
                                           Options Outstanding                                     Options Exercisable
                               --------------------------------------------------       ------------------------------------
                                            Weighted Average
Range of                            Number         Remaining     Weighted Average               Number     Weighted Average
Exercise Price                 Outstanding  Contractual Life       Exercise Price          Exercisable       Exercise Price
----------------------------------------------------------------------------------------------------------------------------
$ 4.75  to $16.00                  238,000               5.5               $14.35              238,000               $14.35
$ 3.81  to $10.72                  373,750               6.7                 9.68              360,000                 9.74
$ 2.84  to $ 7.75                  772,975               7.3                 5.47              288,725                 5.41
$ 7.94  to $25.16                  427,500               8.1                12.99               91,746                13.09
$22.47  to $29.32                  260,700               9.2                24.79                   --                   --
----------------------------------------------------------------------------------------------------------------------------
                                 2,072,925                                                     978,471
============================================================================================================================

FORM 10-K
--------------------------------------------------------------------------------

9. TAXES ON INCOME
The Company and its domestic subsidiaries file a consolidated Federal income tax return and certain combined or separate state income tax returns. MPI de Mexico and certain other subsidiaries file an income tax return in Mexico.

   The components of income tax (expense) benefit are as follows:


----------------------------------------------------------------
(In thousands)               1998           1997           1996
----------------------------------------------------------------
U.S. Federal:
   Current               $ (3,242)      $ (3,862)       $(1,687)
   Deferred                (7,275)        (1,166)        (4,235)
----------------------------------------------------------------
                          (10,517)        (5,028)        (5,922)
----------------------------------------------------------------
State and local:
   Current                   (532)        (1,365)          (625)
   Deferred                   105           (384)           345
----------------------------------------------------------------
                             (427)        (1,749)          (280)
----------------------------------------------------------------
Foreign:
   Current                   (562)            --             --
   Deferred                (3,048)        (4,936)        (1,512)
----------------------------------------------------------------
Income tax expense       $(14,554)      $(11,713)       $(7,714)
================================================================

     Income before income taxes and extraordinary item for the Company's foreign and domestic operations were as follows:


----------------------------------------------------------------
(In thousands)               1998           1997           1996
----------------------------------------------------------------
Domestic                 $ 31,284       $ 21,084        $14,116
Foreign                    17,497         10,905          6,171
----------------------------------------------------------------
   Total                 $ 48,781       $ 31,989        $20,287
================================================================

   The provision for income taxes differs from tax calculated by applying the U.S. Federal statutory income tax rate to income before income taxes due to the following:


----------------------------------------------------------------
                             1998           1997           1996
----------------------------------------------------------------
U.S. Federal statutory tax rate  35.0%        35.0%       35.0%
State income tax effect,
   net of Federal benefit         0.6          3.6         4.2
Differences between U.S.
   Federal statutory and
   foreign tax rates             (5.9)         5.7          --
Valuation allowance                --         (6.4)       (8.7)
Other, net                        0.1         (1.3)        7.5
----------------------------------------------------------------
   Total                         29.8%        36.6%       38.0%
================================================================

     Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The types of differences that give rise to significant portions of deferred income tax assets and liabilities at December 31, 1998 and 1997 are as follows:


----------------------------------------------------------------
(In thousands)                                1998         1997
----------------------------------------------------------------
Deferred tax assets:
   Accrued expenses and reserves          $  9,690     $ 11,078
   Inventory reserves, capitalized costs        53        1,046
   Plant and equipment, intangibles          3,318        3,912
   Employee benefit/
      compensation accruals                  2,427        2,952
   Allowance for doubtful accounts             157          164
   Net operating loss carryforwards         15,258       22,395
   Other                                       137           --
----------------------------------------------------------------
Deferred tax assets                         31,040       41,547
   Valuation allowance                     (17,204)     (17,204)
----------------------------------------------------------------
   Net deferred tax asset                   13,836       24,343

Deferred tax liabilities:
   Underbillings                            (6,802)      (7,978)
   Prepaid insurance                          (828)      (1,045)
----------------------------------------------------------------
      Total deferred tax liabilities        (7,630)      (9,023)
----------------------------------------------------------------
Deferred income taxes, net                $  6,206     $ 15,320
================================================================

     The Company's effective tax rate for the year was reduced to 29.8%, primarily due to the Company changing the legal structure of its Mexican operations.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has established a valuation allowance for certain net operating loss carryforwards and for losses anticipated to produce no tax benefit. Although realization of the net deferred tax asset is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

     The Company's net operating loss carryforward for the year ended December 31, 1998 is $39.5 million. The net operating losses expire in various amounts, as follows:


----------------------------------------------------------------
(In thousands)              U.S.          Mexico          Total
----------------------------------------------------------------

2004                     $    --         $ 9,807        $ 9,807
2005                          --           4,515          4,515
2010                      25,222              --         25,222
----------------------------------------------------------------
   Total                 $25,222         $14,322        $39,544
================================================================

FORM 10-K
--------------------------------------------------------------------------------

10. BENEFIT PLANS
Retirement: In May 1994, the Company established a defined contribution, 401(k) savings plan. In January 1996, the Company suspended Company contributions to the 401(k) savings plan. On July 1, 1997 the Company reinstated those contributions equal to 2% of an eligible employee's gross wages in the form of Company stock. In addition, beginning January 1, 1998 the Company matches 50% of an eligible employee's contributions into the 401(k) savings plan to a maximum total of 3% per an eligible employee's gross wages. The Company match is in the form of Company stock. The Company's contributions were $1.3 million, $357,000 and $71,000 for 1998, 1997 and 1996, respectively.

     The Company participates in multiemployer pension, and health and welfare plans. The plans are defined contribution plans and provide benefits for craft employees covered under collective bargaining agreements at Boise Locomotive and Motor Coils. Costs under the plans amounted to $3.8 million, $3.1 million and $2.1 million for 1998, 1997 and 1996, respectively. The Company adopted two long-term incentive plans for selected employees in 1994. The plans provide deferred compensation based upon total shareholder return or return on total capital. No compensation expense was recognized in connection with these plans in 1998, 1997 or 1996.

YOUNG RETIREMENT BENEFITS:
In connection with the acquisition of Young, the Company assumed liability for Young's defined benefit pension plan (the "Young Plan"), covering substantially all of the employees of Young. The benefits under the Young Plan are based on years of service. The Company intends to suspend future benefits accruing under the Young plan as of April 1, 1999, and to terminate the Young plan in accordance with the provisions of the Internal Revenue Code as of June 1, 1999. This treatment of the Young plan was contemplated when accounting for the acquisition of Young under Accounting Principles Board Opinion No. 16, "Business Combinations."

     The Company recognized net periodic pension (income) cost for 1998 as follows:


----------------------------------------------------------------
(In thousands)                                             1998
----------------------------------------------------------------
Service cost for 1998                                     $  47
Interest cost on projected benefit obligation               128
Expected return on Young Plan assets                       (251)
----------------------------------------------------------------
   Net periodic pension income                            $ (76)
================================================================

     The following table sets forth the Young Plan's funded status and amounts recognized at November 18, 1998 (date of acquisition), which approximates the funded status at December 31, 1998, based upon actuarial data and the market value of Young Plan assets (primarily fixed income mutual funds):


----------------------------------------------------------------
(In thousands)                                             1998
----------------------------------------------------------------
Projected benefit obligation for service
   rendered to date                                    $(22,769)
Plan assets at fair value                                25,393
----------------------------------------------------------------
Young Plan assets in excess of projected
   benefit obligation                                  $  2,624
================================================================

     The actuarial assumptions used to determine net periodic pension income and the projected benefit obligation at December 31, 1998 were:


----------------------------------------------------------------
                                                           1998
----------------------------------------------------------------
Discount rate                                              4.75%
Expected long-term rate of return                          8.50%

     The discount rate reflects the rate expected to be received in connection with annuities to be purchased at the termination of the Young Plan.

POSTRETIREMENT HEALTHCARE BENEFITS FOR FORMER EMPLOYEES:
Effective December 31, 1998, the Company transferred its current and future liabilities associated with its employee postretirement health care plan to Morrison Knudsen for cash consideration of $1.5 million. The resulting settlement gain was immaterial to the 1998 statement of income. At December 31, 1997 the Company had a postretirement healthcare obligation of $1.4 million.

FORM 10-K
--------------------------------------------------------------------------------

11. RELATED PARTY TRANSACTIONS
The Company leases certain facilities from entities controlled by former directors and officers of the Company. Lease payments, including utilities, to these entities totaled $836,000, $999,000 and $1.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company incurred $505,000, $829,000 and $1.9 million of legal fees and expenses from a firm in which a former officer of the Company is a shareholder, for the years ended December 31, 1998, 1997 and 1996, respectively.

     In September 1996, the Company repurchased for $34.6 million all of the debt of the Company owed to Morrison Knudsen. The amount of the debt outstanding as of the date of repurchase, including accrued interest, was $56.6 million. The effect of this transaction was an increase to additional paid-in capital of $14.9 million, a decrease in the net deferred tax asset of $3.9 million and a reduction in amounts due to Morrison Knudsen of $56.6 million.

12. COMMITMENTS AND CONTINGENCIES
The Company has commitments and performance guarantees arising from locomotive remanufacturing contracts and maintenance agreements, and warranties from the sale of new locomotives, remanufactured locomotives and locomotive components.

ENVIRONMENTAL: The Company is subject to Federal, state, local and foreign environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances and petroleum products. Examples of regulated activities are the disposal of lubricating oil, the discharge of water used to clean parts and to cool machines, the maintenance of underground storage tanks and the release of particulate emissions produced by Company operations. The Company has a Chief Compliance Officer who audits the Company policies and reports directly to the Audit Committee of the Board of Directors.

BOISE, IDAHO
The Company is subject to a RCRA Part B Closure Permit ("the Permit") issued by the Environmental Protection Agency and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Company's Boise Locomotive facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate undiscounted costs to be incurred over the next 23 years, adjusted for inflation at 3% per annum, to be $4 million, based on the Permit's Corrective Action Plan, and $3.7 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The discounted liability at December 31, 1998, using a discount rate of 5.25%, was $2.2 million based on the Permit's Corrective Action Plan, and $2 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The estimated outlays for each of the five succeeding years from 1999 to 2003 are: $245,000, $290,000, $260,000, $268,000 and
$276,000. The Company was in compliance with the Permit at December 31, 1998.

MEXICO
Through its MPI de Mexico subsidiary, the Company has operational responsibility for facilities in Acambaro and San Luis Potosi, Mexico, pursuant to a contract with TFM. Under the contract, MPI de Mexico is responsible for performing certain work related to environmental protection at the facilities, such as waste water treatment, storm water control, tank repair, and spill prevention and control. The costs of this work are either to be directly reimbursed to MPI de Mexico by TFM or recoverable through fees payable under the contract, which has been structured to account for such cost. No assurance can be given, however, that TFM will not dispute any submissions for reimbursement or that the fee structure under the contract will, in fact, cover MPI de Mexico's costs.

MOUNTAINTOP, PENNSYLVANIA
The Comprehensive Environmental Response, Compensation and Liability Act (also known as "CERCLA" or "Superfund") is a federal law regarding abandoned hazardous waste sites which imposes joint and several liability, without regard to fault or the legality of the original act, on certain classes of persons, including those who contribute to the release of a "hazardous substance" into the environment. Foster Wheeler Energy Corporation ("FWEC") is named as a potentially responsible party with respect to the Company's Mountaintop, Pennsylvania plant, which has been listed by the EPA in its database of potential hazardous waste sites. FWEC, the seller of the Mountaintop property to the Company's predecessor in 1989, agreed to indemnify the Company's predecessor against any liabilities associated with this Superfund site. Management believes that this indemnification arrangement is enforceable for the benefit of the Company and, although such obligation is unsecured

FORM 10-K
--------------------------------------------------------------------------------

and therefore structurally subordinate to secured indebtedness of FWEC, that FWEC has the financial resources to honor its obligations under this indemnification arrangement. This indemnification does not alter the Company's potential liability to third parties (other than FWEC) or governmental agencies under CERCLA but creates contractual obligations on the part of FWEC for such liabilities.

MATTOON, ILLINOIS
Young had received a notice from the current owners of a plant previously owned and operated by Young indicating that Young is the responsible party for contamination at the plant site. The current owner seeks to recover the estimated costs of cleaning up the alleged contamination. To resolve this matter, the Company has entered into a formal agreement with the current owners to assume full responsibility for environmental restoration of this property. Although management has not fully completed its investigation of this matter, it believes this matter could ultimately have an unfavorable impact on the Company's financial position. The Company has accrued $1 million for this matter as management's best estimate of the ultimate financial restoration costs. This accrual was based on management's expectation that the property will be included in the state of Illinois Site Remediation Program as a commercial/industrial property. While the estimated accrued costs are considered adequate by management, actual results could differ materially from this estimate.

LEASES: The Company leases office and manufacturing facilities under operating leases with terms ranging from one to 14 years, excluding renewal options.

     The Company has also financed its locomotive lease fleet with operating leases arising from sale and leaseback transactions. The Company has sold remanufactured locomotives to various financial institutions and leased them back under operating leases with terms from five to 20 years.

     Total net rental expense (income) charged (or credited) to operations in 1998, 1997 and 1996 was $2.4 million, $2.8 million and $(799,000), respectively. Certain of the Company's equipment rental obligations under operating leases pertain to locomotives, which are subleased to customers under both short-term and long-term agreements. The above amounts are shown net of sublease rentals of $7.6 million, $7.2 million and $8.7 million for the years 1998, 1997 and 1996, respectively. Future minimum rental payments under operating leases with remaining noncancelable terms in excess of one year are as follows:


----------------------------------------------------------------
(in thousands)        Real                 Sublease
Year                Estate    Equipment     Rentals       Total
----------------------------------------------------------------
1999                $1,703      $ 6,862     $(2,901)    $ 5,664
2000                 1,636        5,756      (2,901)      4,491
2001                 1,561        4,849      (2,599)      3,811
2002                 1,570        4,807      (2,190)      4,187
2003                 1,452        4,791      (2,190)      4,053
2004 and after       3,704       26,522      (9,399)     20,827

LEGAL PROCEEDINGS:
The Company is engaged in a commercial dispute with a former supplier, Samyoung Machinery Industrial Co. and Samyoung (America), Inc. (collectively, "Samyoung"). The Company filed suit on April 16, 1996 alleging delivery of defective product and seeking damages in excess of $1 million. Samyoung denies that the product was defective and countersued to recover $300,000 under the contract, and $10 million for trade libel and interference with prospective economic relationships as a result of the Company allegedly making false disparaging statements concerning the diesel engine cylinder liners to potential Samyoung customers. The Company believes that Samyoung's claims are without merit, and, to date, no evidence supporting Samyoung's counterclaims has come to light through the discovery being conducted by the parties. The Company intends to vigorously prosecute its own claims and defend against Samyoung's counterclaims. The Company has tendered the counterclaims to its liability insurers, which have been provided a partial defense subject to a reservation of rights.

     The Company is involved in legal proceedings incident to the normal conduct of its business, including contract claims and employee matters. Although the outcome of any pending legal proceeding cannot be predicted with certainty, management believes that such legal proceedings are adequately provided for in the consolidated financial statements and that the proceedings, individually and in the aggregate, will not have a material adverse effect on the consolidated operations or financial condition of the Company.

FORM 10-K
--------------------------------------------------------------------------------

13. SEGMENT INFORMATION
The Company has two reportable segments: Locomotive and Components. The reportable segments are comprised of strategic business units which offer different products and services. The Locomotive Group provides fleet maintenance, overhauling and remanufacturing, and manufacturing of environmentally friendly switcher, commuter and mid-range, DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Components Group manufactures and distributes primarily aftermarket, or replacement, new and remanufactured components and parts for freight and passenger railroads, including every Class I railroad in North America, metropolitan transit and commuter rail authorities, original equipment manufacturers, industrial power-related markets and other customers internationally.

     The Company evaluates segment performance based primarily on operating income, excluding unusual items. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices. The accounting policies of the segments are the same as those described in the summary of significant policies.

     Following is condensed segment financial information for the years ending December 31.


------------------------------------------------------------------------------------------------------------------
                                                                                        1998
                                                                 -------------------------------------------------
(In thousands)                                                   Locomotive         Components             Total
------------------------------------------------------------------------------------------------------------------
Gross sales                                                        $186,859           $213,763           $400,622
Intercompany sales                                                    9,065             26,339             35,404
Interest expense                                                      2,643                188              2,831
Depreciation and amortization                                         3,885              7,056             10,941
Operating income                                                     28,362             22,912             51,274

Segment assets                                                      134,369            229,726            364,095

Capital expenditures                                                  9,045             19,498             28,543
==================================================================================================================


------------------------------------------------------------------------------------------------------------------
                                                                                        1997
                                                                 -------------------------------------------------
(In thousands)                                                   Locomotive         Components              Total
------------------------------------------------------------------------------------------------------------------
Gross sales                                                        $153,572           $179,338           $332,910
Intercompany sales                                                    8,602             18,378             26,980
Interest expense                                                      3,298                 37              3,335
Depreciation and amortization                                         3,117              6,259              9,376
Operating income                                                     23,530             25,258             48,788

Segment assets                                                      131,925            131,892            263,817

Capital expenditures                                                  7,107              7,828             14,935
==================================================================================================================


------------------------------------------------------------------------------------------------------------------
                                                                                        1996
                                                                 -------------------------------------------------
(In thousands)                                                   Locomotive         Components              Total
------------------------------------------------------------------------------------------------------------------
Gross sales                                                        $156,320           $162,544           $318,864
Intercompany sales                                                    9,562             17,895             27,457
Interest expense                                                      1,779                141              1,920
Depreciation and amortization                                         3,141              6,449              9,590
Operating income                                                     16,728             17,812             34,540

Segment assets                                                       95,882            116,145            212,027

Capital expenditures                                                  2,748              1,425              4,173
==================================================================================================================

FORM 10-K
--------------------------------------------------------------------------------

   The following reconciles segment information presented above to the consolidated financial statements for the years ending December 31.


----------------------------------------------------------------------------------------------------------
(In thousands)                                              1998               1997               1996
----------------------------------------------------------------------------------------------------------
Net sales:
   Gross sales from segments                            $400,622           $332,910           $318,864
   Intercompany sales elimination                        (35,404)           (26,980)           (27,457)
----------------------------------------------------------------------------------------------------------
      Net sales                                         $365,218           $305,930           $291,407
==========================================================================================================

Income before income taxes and extraordinary item:
   Operating income from segments                       $ 51,274           $ 48,788           $ 34,540
   Unallocated corporate expenses and elimination
      of intercompany profit                              (8,911)           (14,170)           (10,308)
   Allocated corporate expenses                           (2,000)                --                 --
   Investment income                                       1,781                761              1,981
   Interest expense                                       (5,894)            (5,163)            (9,143)
   Other income - Argentina                               10,362              2,003              1,565
   Gain on sale of assets                                     --                 --              1,483
   Foreign exchange gain (loss)                            2,169               (230)               169
----------------------------------------------------------------------------------------------------------
   Income before income taxes and extraordinary item    $ 48,781           $ 31,989           $ 20,287
==========================================================================================================

Assets:
   Assets from segments                                 $364,095           $263,817           $212,027
   Corporate assets                                        7,103             19,285             22,017
----------------------------------------------------------------------------------------------------------
      Total assets                                      $371,198           $283,102           $234,044
==========================================================================================================


----------------------------------------------------------------------------------------------------------
                                                                            1998
                                                  --------------------------------------------------------
(In thousands)                                    Total Segments          Corporate    Consolidated Totals
----------------------------------------------------------------------------------------------------------
Other significant items:
   Interest expense                                     $  2,831           $  3,063               $  5,894
   Depreciation and amortization                          10,941                466                 11,407
   Capital expenditures                                   28,543                338                 28,881
==========================================================================================================


----------------------------------------------------------------------------------------------------------
                                                                            1997
                                                  --------------------------------------------------------
(In thousands)                                    Total Segments          Corporate    Consolidated Totals
----------------------------------------------------------------------------------------------------------
Other significant items:
   Interest expense                                     $  3,335           $  1,828               $  5,163
   Depreciation and amortization                           9,376                591                  9,967
   Capital expenditures                                   14,935                 66                 15,001
==========================================================================================================


----------------------------------------------------------------------------------------------------------
                                                                            1996
                                                  --------------------------------------------------------
(In thousands)                                    Total Segments          Corporate    Consolidated Totals
----------------------------------------------------------------------------------------------------------
Other significant items:
   Interest expense                                     $  1,920           $  7,223               $  9,143
   Depreciation and amortization                           9,590                767                 10,357
   Capital expenditures                                    4,173               (110)                 4,063
==========================================================================================================

FORM 10-K
--------------------------------------------------------------------------------

GEOGRAPHIC INFORMATION:

-----------------------------------------------------------------------------------------------------------
                                            1998                       1997                     1996
                                   --------------------      ---------------------    ---------------------
                                             Long-Lived                 Long-Lived               Long-Lived
(In thousands)                     Net Sales     Assets      Net Sales      Assets    Net Sales      Assets
-----------------------------------------------------------------------------------------------------------
United States                       $245,787   $145,296       $195,173   $  81,258     $225,908   $  80,264
Mexico                                85,579     53,779         80,773      56,554       50,877      36,611
Other                                 33,852         --         29,984          --       14,622          --
-----------------------------------------------------------------------------------------------------------
   Total                            $365,218   $199,075       $305,930    $137,812     $291,407    $116,875
===========================================================================================================

14. FINANCIAL INSTRUMENTS
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

   The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents, trade receivables, certain other current assets, current portion of long-term debt, and certain other current liabilities
The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt
The carrying amount of the Company's bank borrowings under its revolving credit agreement approximate fair value because the interest rates are based on floating rates identified by reference to market rates.

Foreign currency contracts
At December 31, 1998 and 1997 the Company had 30 million MXP and 20 million MXP of notional value foreign currency forward contracts. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts. The estimated fair value of the foreign currency forward contracts in excess of the contract value was $240,000 in 1998 and $8,000 in 1997.

15. ACQUISITIONS
On November 18, 1998, the Company acquired 100% of the common stock of Young, a manufacturer of radiators, air coolers and heat exchange systems for rail and industrial power-related markets, through MPIL, a subsidiary of the Company, for $67.7 million, net of cash and marketable securities acquired. The acquisition has been accounted for by the purchase method of accounting, and accordingly, the results of operations of Young have been included in the Company's consolidated financial statements from the date of acquisition. The $41 million excess of the purchase price over the fair value of the net identifiable assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

   Pro-forma results assuming Young was included in the Company's Statements of Income for the 12 months ended December 31, 1998 and 1997, respectively are included below by significant line items:


------------------------------------------------------------
                                              December 31,
(Unaudited)                            ---------------------
(In thousands except per share data)       1998         1997
------------------------------------------------------------
Net sales                              $409,006     $354,099
Income before income taxes
   and extraordinary items               37,919       32,368
Net income                               32,884       20,518
Earnings per share - assuming dilution $   1.77     $   1.13
============================================================

FORM 10-K
--------------------------------------------------------------------------------

16. EARNINGS PER SHARE
The following table reflects the earnings per share calculations for the years ended December 31, 1998, 1997 and 1996. Antidilutive securities for the years ended December 31, 1998, 1997 and 1996 were 82,000, 50,000 and 1,632,000 shares, respectively.


--------------------------------------------------------------------------------------------------------------
                                                                               Year Ended December 31,
                                                                       ---------------------------------------
(In thousands, except per share data)                                     1998           1997          1996
--------------------------------------------------------------------------------------------------------------
Earnings per common share - basic:
  Net income                                                           $32,197        $20,276       $11,509
  Weighted average common shares outstanding                            17,822         17,669        17,563
  Contingently issuable shares                                              25             25            --
==============================================================================================================
Adjusted weighted average common shares outstanding                     17,847         17,694        17,563
Earnings per common share - basic                                        $1.81          $1.15          $.66
Earnings per common share - assuming dilution:
   Net income                                                          $32,197        $20,276       $11,509
   Adjusted weighted average common shares outstanding                  17,847         17,694        17,563
   Effect of dilutive securities
   Stock options and restricted stock                                      772            515             3
==============================================================================================================
   Adjusted weighted average common shares outstanding                  18,619         18,209        17,566
Earnings per common share-- assuming dilution                          $  1.73        $  1.11       $   .66
==============================================================================================================

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following information summarizes the Company's quarterly financial results.


------------------------------------------------------------------------------------------------------------------
                                                                           Quarter
                                              --------------------------------------------------------------------
(In thousands, except per share data)          First        Second          Third         Fourth         Total
------------------------------------------------------------------------------------------------------------------
1998
Net sales                                       $82,853      $88,461      $87,406       $106,498      $365,218
Gross profit                                     21,356       21,336       19,082         19,548        81,322
Income before extraordinary item                  7,120        7,870        7,712         11,525        34,227
Net income                                        6,648        7,870        7,712          9,967        32,197
Earnings per common share before
   extraordinary item-- basic                       .40          .44          .43            .65          1.92
Earnings per common share before
   extraordinary item-- assuming dilution           .38          .42          .41            .62          1.84
Earnings per common share-- basic                   .37          .44          .43            .55          1.81
Earnings per common
   share-- assuming dilution                        .36          .42          .41            .53          1.73

------------------------------------------------------------------------------------------------------------------
                                                  First       Second        Third         Fourth         Total
------------------------------------------------------------------------------------------------------------------
1997
Net sales                                       $69,658      $73,813      $73,849      $  88,610      $305,930
Gross profit                                     15,825       19,315       17,499         19,703        72,342
Net income                                        3,477        5,409        5,377          6,013        20,276
Earnings per common share-- basic                   .20          .31          .30            .34          1.15
Earnings per common
   share-- assuming dilution                        .20          .30          .29            .32          1.11
==================================================================================================================

FORM 10-K
--------------------------------------------------------------------------------

18. SUBSEQUENT EVENTS
On January 11, 1999, the Company acquired certain assets of G&G Locotronics, Inc. (Itasca, Illinois), a privately held designer and manufacturer of high-voltage electrical cabinets and control stands for locomotives, for total consideration of $17.8 million. G&G Locotronics, Inc. had sales of approximately $22 million for its fiscal year ended December 31, 1998.

   On January 14, 1999, the Company acquired 100% of the common shares of Q-Tron Ltd., (Calgary, Canada), a privately held designer and manufacturer of locomotive electronics equipment, for total consideration of $14.9 million. Q-Tron Ltd., had sales of approximately $10 million for its fiscal year ended December 31, 1998.

   Pro forma results of operations have not been presented for 1998 as the effects of these acquisitions are not significant to the Company's consolidated financial statements.

   On February 16, 1999, the Company's Board of Directors approved a three-for-two common stock split in the form of a 50 percent stock dividend effective April 2, 1999. Shareholders of record as of March 17, 1999 will receive one additional share of stock for each two shares they own. The pro-forma effects to the shares issued and outstanding as of December 31, 1998 would be to increase the shares to 26,550,000. The pro-forma effect to the weighted average basic shares would be to increase the number of basic shares to 26,771,000 which would have resulted in basic earnings per share of $1.20 as of December 31, 1998. The pro-forma effect to the weighted average diluted shares outstanding would be to increase the number of diluted shares to 27,929,000 which would have resulted in diluted earnings per share of $1.15 as of December 31, 1998.

   On March 2, 1999, MotivePower amended and restated the terms of its revolving credit facilities with a syndicate of 12 lenders led by ABN AMRO Bank as agent. The amendment increases the amount of the credit line from $200 million to $350 million, available as a five-year $175 million revolving credit facility, and a 364-day $175 million revolving credit facility, which the Company may renew annually with the approval of the lenders. Under the amended facilities, interest rates paid on borrowed money and the total amount of credit available to the Company are determined as they were under the facilities prior to amendment. The Company continues to have the option to borrow at a spread over LIBOR rates, or to borrow at prime rate.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors and executive officers of the Company is set forth under the captions "Election of Directors" and "Information Concerning Executive Officers" in the Company's proxy statement related to the 1999 annual meeting of stockholders (the "Proxy Statement") and is incorporated herein by reference.

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

FORM 10-K
--------------------------------------------------------------------------------

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K (a) Documents filed as a part of this Report:

     (1) and (2) Reference is made to the separate index to the Company's Consolidated Financial Statements and Financial Statement Schedules as set forth on page 39 hereof.

     (2) The following Exhibits are included as a part of this Annual Report on Form 10-K or are incorporated herein by reference:

EXHIBIT NO.  DOCUMENT DESCRIPTION
--------------------------------------------------------------------------------

3.01       Form of Amended and Restated Certificate Of Incorporation of the Company

3.02(9)    Form of Amended and Restated By-Laws of the Company as of December 26, 1996

3.03(4)    Designation of Rights and Preferences of Class A Preferred Stock

3.04(4)    Designation of Rights and Preferences of Class B Preferred Stock

3.05(5)    Certificate of Designations of Series C Junior Participating Preferred Stock

3.06(7)    Certificate of Designations of Class B Preferred Stock

3.07(9)    Certificate of Ownership and Merger of MotivePower Industries, Inc. Into
           MK Rail Corporation dated December 26, 1996

4.01(5)    Rights Agreement, dated as of January 19, 1996, between the Company and
           Chemical Mellon Shareholder Services, L.L.C.

4.02(5)    Form of Rights Certificate

4.04(8) Second Amendment to Rights Agreement dated as of June 20, 1996 between the Company and Chase Mellon Shareholder Services, L.L.C.

10.16(1)   MotivePower Industries, Inc. Stock Incentive Plan

10.31(2)   MotivePower Industries, Inc. Deferred Compensation Plan

10.44(6)   Employment Agreement between Company and John C. Pope dated as of December 29, 1995

10.60(9)   Form of Employment Agreement and Exhibits thereto, dated July 1, 1996 between
           MotivePower Industries, Inc. and Michael A. Wolf

10.63(10)  Amended Employment Agreement between the Company and John C. Pope dated as of December 9, 1997

10.64(10)  Amended Employment Agreement between the Company and Michael A. Wolf dated as of February 9, 1998

21.01(11)  Subsidiaries of the Company

23.01(11)  Consent of Independent Auditor

27.01(11)  Article 5 Financial Data Schedule for the year ended December 31, 1998

99.01(1)   MotivePower Industries, Inc. Executive Incentive Plan

99.02(1)   MotivePower Industries, Inc. Stock Option Plan for Non-Employee Directors

99.03(1)   MotivePower Industries, Inc. Long-Term Performance Compensation Benefit Plan

99.04(3)   MotivePower Industries, Inc. Long Term Incentive Plan
--------------------------------------------------------------------------------

(1) Incorporated by reference from Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the Commission on March 29, 1994.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(4) Incorporated by reference from the Company's Report on Form 8-K filed with the Commission on September 18, 1995.

(5) Incorporated by reference from the Company's Report on Form 8-K filed with the Commission on January 31, 1996.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(7) Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on April 18, 1995.

(8) Incorporated by reference from the Company's Amendment No. 2 on Form 8K/A filed with the Commission on July 3, 1996.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(11) Filed herewith.

FORM 10-K
--------------------------------------------------------------------------------

(b) REPORTS ON FORM 8-K
On December 3, 1998, the Company filed a Current Report on Form 8-K announcing that MotivePower Industries, Inc. had purchased 100% of the common stock of Young Radiator Company.

On February 1, 1999, the Company filed an Amended Current Report on Form 8-K/A, amending the Current Report filed on December 3, 1998. The Amended Report provides financial statements of Young Radiator Company and pro forma financial information.

                          MOTIVEPOWER INDUSTRIES, INC.

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


The following documents are filed as part of this report:


                                                                                  Page(s) in
                                                                                 Annual Report*
                                                                                 --------------


(1)  Consolidated Financial Statements:

     Consolidated Statements of Income for each of the years in the three
     year period ended December 31, 1998                                                36

     Consolidated Balance Sheets at December 31, 1998 and 1997                          37

     Consolidated Statements of Cash Flows for each of the years in the three
     year period ended December 31, 1998                                               38-39

     Consolidated Statements of Changes in Stockholders Equity for each of the
     years in the three year period ended December 31, 1998                             40

     Notes to Consolidated Financial Statements                                        41-56

     Independent Auditors' Report                                                       35


     * Incorporated by reference from the indicated pages of the MotivePower
       Industries, Inc 1998 Annual Report to Shareholders


(2)  Financial Statement Schedule:

     Independent Auditor's Report on Financial Statement Schedule for each of
     the years in the three year period ended December 31, 1998                         40

     Schedule II -- Valuation & Qualifying Accounts.                                    41


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of MotivePower Industries, Inc.:

We have audited the consolidated financial statements of MotivePower Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 11, 1999 (March 2, 1999 as to Note 18); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of MotivePower Industries, Inc., listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express a opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 11, 1999 (March 2, 1999 as to Note 18)

                                                                     Schedule II



                          MOTIVEPOWER INDUSTRIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                   Additions-
                                      Balance at     Additions-    Charged to
                                       beginning     Charged to      other                       Balance at
                                          of          costs and     accounts                       end of
                                        period         expenses    - describe     Deductions       period
                                        ------         --------    ----------     ----------       ------

YEAR ENDED DECEMBER 31, 1998
----------------------------

Loss reserves                           $11,853        $  554         $ --        $ (2,296)        $10,111

Warranty and overhaul reserves            8,622         7,718           --          (6,012)         10,328

Inventory reserves                        2,162         1,472           --            (859)          2,775

Allowance for doubtful accounts             394           378           --             (99)            673

Valuation allowance-taxes                17,204            --           --              --          17,204

Environmental reserves                    4,256         1,545           --             (76)          5,725


YEAR ENDED DECEMBER 31, 1997
----------------------------

Loss reserves                           $12,121        $1,027         $ --        $ (1,295)        $11,853

Warranty and overhaul reserves            7,053         4,188           --          (2,619)          8,622

Inventory reserves                        3,546         1,771           --          (3,155)          2,162

Allowance for doubtful accounts             284           374           --            (264)            394

Valuation allowance-taxes                19,278            --           --          (2,074)         17,204

Environmental reserves                    4,078           178           --              --           4,256


YEAR ENDED DECEMBER 31, 1996
----------------------------

Loss reserves                           $15,176        $2,841         $ --        $ (5,896)        $12,121

Warranty and overhaul reserves            4,402         5,450           --          (2,799)          7,053

Inventory reserves                       13,028         4,072           --         (13,554)          3,546

Allowance for doubtful accounts             531            97           --            (344)            284

Valuation allowance-taxes                22,375            --           --          (3,097)         19,278

Environmental reserves                    4,060            18           --              --           4,078

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                                  Title                                        Date
----------------------------------------------------------------------------------------------------------
/s/ John C. Pope                           Non-Executive Chairman and                   March 8, 1999
-----------------------------              Director
John C. Pope

/s/ Michael A. Wolf                        President and Chief Executive                March 8, 1999
-----------------------------              Officer and Director
Michael A. Wolf                            (Principal Executive Officer)

/s/ William F. Fabrizio                    Senior Vice President                        March 8, 1999
-----------------------------              and Chief Financial Officer
William F. Fabrizio                        (Principal Financial Officer)


/s/ David L. Bonvenuto                     Vice President, Controller and               March 8, 1999
-----------------------------              Principal Accounting Officer
David L. Bonvenuto

/s/ Gilbert E. Carmichael                  Vice Chairman and Director                   March 8, 1999
-----------------------------
Gilbert E. Carmichael

/s/ Ernesto Fernandez Hurtado              Director                                     March 8, 1999
-----------------------------
Ernesto Fernandez Hurtado

/s/ Lee B. Foster II                       Director                                     March 8, 1999
-----------------------------
Lee B. Foster II

/s/ James P. Miscoll                       Director                                     March 8, 1999
-----------------------------
James P. Miscoll

/s/ Nicholas J. Stanley                    Director                                     March 8, 1999
-----------------------------
Nicholas J. Stanley