Form 10-Q
period 1999-03-31
MOTIVEPOWER INDUSTRIES INC
filed 1999-05-14
CIK 919563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number 0-23802

                          MOTIVEPOWER INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                           82-0461010
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


Two Gateway Center 14th Floor, Pittsburgh, PA                    15222
---------------------------------------------                 ----------
(Address of principal executive offices)                      (Zip Code)


                                 (412) 201-1101
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                    Outstanding at May 7, 1999
----------------------------                       --------------------------
Common stock, $.01 par value                                27,042,660

                          MOTIVEPOWER INDUSTRIES, INC.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                        THREE MONTHS ENDED MARCH 31, 1999


                                TABLE OF CONTENTS

                                        PART I. FINANCIAL INFORMATION

                                                                                                              PAGE
Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Statements of Income for the Three Months Ended March 31,                3
                  1999 and 1998 (Unaudited)

                Condensed Consolidated Balance Sheets at March 31, 1999 and December 31, 1998                   4
                  (Unaudited)

                Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31,            5
                  1999 and 1998 (Unaudited)

                Notes to Condensed Consolidated Financial Statements (Unaudited)                                6

Item 2.         Management's Discussion and Analysis of Results of Operations and Financial Condition          11



                                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              21

Item 2.         Changes in Securities                                                                          21

Item 3.         Defaults upon Senior Securities                                                                21

Item 4.         Submission of Matters to a Vote of Security Holders                                            21

Item 5.         Other Information                                                                              21

Item 6.         Exhibits and Reports on Form 8-K                                                               21

                Signature                                                                                      22

                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MOTIVEPOWER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
(In thousands except per share data)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             -----------------------------
                                                                               1999                1998
                                                                             ---------           ---------
 Net sales                                                                   $ 107,274           $  82,853
 Cost of sales                                                                 (79,751)            (61,497)
                                                                             ---------           ---------

 Gross profit                                                                   27,523              21,356
 Selling, general and administrative expenses                                  (12,718)            (10,353)
                                                                             ---------           ---------

 Operating income                                                               14,805              11,003

 Investment income                                                                 246                 279
 Interest expense                                                               (2,194)             (1,213)
 Other income                                                                       91                  90
 Foreign exchange (loss) gain                                                     (538)                588
                                                                             ---------           ---------

 Income before income taxes and extraordinary item                              12,410              10,747
 Income tax expense                                                             (4,532)             (3,627)
                                                                             ---------           ---------

 Income before extraordinary item                                                7,878               7,120

 Extraordinary loss on extinguishment of debt, net of income tax
    benefit of $265 in 1998                                                         --                (472)
                                                                             ---------           ---------
 Net income                                                                  $   7,878           $   6,648
                                                                             =========           =========


 EARNINGS PER COMMON SHARE - BASIC:
    (Adjusted to reflect the 3-for-2 stock split effective April 2,  1999)

 Income before extraordinary item                                            $     .29           $     .27
 Extraordinary item                                                                 --                (.02)
                                                                             ---------           ---------
 Net income                                                                  $     .29           $     .25
                                                                             =========           =========

 Adjusted weighted average common shares outstanding                            26,986              26,709

 EARNINGS PER COMMON SHARE - ASSUMING DILUTION:
    (Adjusted to reflect the 3-for-2 stock split effective April 2,  1999)

 Income before extraordinary item                                            $     .28           $     .26
 Extraordinary item                                                                 --                (.02)
                                                                             ---------           ---------
 Net income                                                                  $     .28           $     .24
                                                                             =========           =========

 Adjusted weighted average common shares outstanding                            28,146              27,824


   The accompanying notes are an integral part of the condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 1999 AND DECEMBER 31, 1998 (UNAUDITED)
(In thousands except share and per share data)

                                                                                         MARCH 31,          DECEMBER 31,
ASSETS                                                                                     1999                1998
                                                                                         ---------           ---------
Current Assets:
Cash and cash equivalents                                                                $  11,170           $   5,660
Receivables from customers:
  Billed, net of allowance for doubtful accounts of $717 and $673, respectively             56,518              54,428
  Unbilled                                                                                      97               2,831
Inventories                                                                                 99,539              92,993
Deferred income taxes                                                                        7,639               6,765
Income tax receivable                                                                        2,220               5,216
Other                                                                                        5,441               4,230
                                                                                         ---------           ---------

    Total current assets                                                                   182,624             172,123
Locomotive lease fleet, net                                                                  1,168               1,189
Property, plant and equipment:
  Land                                                                                       2,512               2,420
  Buildings and improvements                                                                53,144              50,997
  Machinery and equipment                                                                   97,902              94,143
                                                                                         ---------           ---------

  Property, plant and equipment, cost                                                      153,558             147,560
  Less accumulated depreciation                                                             58,249              54,492
                                                                                         ---------           ---------

Property, plant and equipment, net                                                          95,309              93,068
Underbillings - MPI de Mexico                                                               26,868              26,775
Goodwill and other intangibles, net                                                         87,571              63,593
Other                                                                                       14,272              14,450
                                                                                         ---------           ---------

    Total assets                                                                         $ 407,812           $ 371,198
                                                                                         =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt                                                        $     557           $     549
Accounts payable - trade                                                                    32,780              34,293
Accrued expenses and other current liabilities                                              33,453              30,919
Revolving credit agreement borrowings                                                           --              10,000
Advances from customers                                                                        282               1,174
                                                                                         ---------           ---------

    Total current liabilities                                                               67,072              76,935
Long-term debt                                                                             133,607              95,249
Commitments and contingencies                                                               17,692              19,205
Deferred income taxes                                                                        1,419                 559
Other                                                                                        1,385               1,321
                                                                                         ---------           ---------

    Total liabilities                                                                      221,175             193,269
                                                                                         ---------           ---------
Stockholders' Equity:
Common Stock, par value $.01 per share                                                         260                 179
Additional paid-in capital                                                                 207,418             206,434
Deficit                                                                                    (15,368)            (23,156)
Accumulated other comprehensive income                                                      (5,321)             (5,105)
Deferred compensation                                                                        5,634               4,113
                                                                                         ---------           ---------
                                                                                           192,623             182,465
Less - Treasury stock, at cost                                                               5,986               4,536
                                                                                         ---------           ---------
Total stockholders' equity                                                                 186,637             177,929
                                                                                         ---------           ---------
Total liabilities and stockholders' equity                                               $ 407,812           $ 371,198
                                                                                         =========           =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
(In thousands)

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         ---------------------------

                                                                                           1999               1998
                                                                                         --------           --------
Operating Activities
--------------------
Net income                                                                               $  7,878           $  6,648

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation                                                                          2,843              1,653
      Amortization                                                                            971                826
      Extraordinary loss on extinguishment of debt, net of tax                                 --                472
      Changes in operating assets and liabilities exclusive of effects of 1999 purchase of G&G Locotronics and Q-Tron:
           Receivables from customers                                                       6,721             (8,202)
           Inventories                                                                       (978)            (8,408)
           Underbillings - MPI de Mexico                                                      (93)             4,576
           Accounts payable and accrued expenses                                           (3,831)            (7,358)
           Advances from customers                                                           (892)               438
           Other, net                                                                         550              4,090
                                                                                         --------           --------

Net cash provided by (used in) operating activities                                        13,169             (5,265)
                                                                                         --------           --------

Investing Activities
--------------------
Payment for purchase of G&G Locotronics                                                   (17,770)                --
Payment for purchase of Q-Tron                                                            (14,854)                --
Additions to property, plant and equipment                                                 (3,769)            (6,177)
Other, net                                                                                    243                 38
                                                                                         --------           --------

Net cash used in investing activities                                                     (36,150)            (6,139)
                                                                                         --------           --------

Financing Activities
--------------------
Increase in intangibles                                                                      (704)                --
Net borrowings under credit facilities                                                     28,366                326
Proceeds from exercise of stock options including tax-related benefit                         985                164
Other, net                                                                                   (156)                --
                                                                                         --------           --------

Net cash provided by financing activities                                                  28,491                490
                                                                                         --------           --------

Net increase (decrease) in cash and cash equivalents                                        5,510            (10,914)
Cash and cash equivalents at beginning of period                                            5,660             16,897
                                                                                         --------           --------

Cash and cash equivalents at end of period                                               $ 11,170           $  5,983
                                                                                         ========           ========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Interest paid                                                                            $  1,936           $    376
Income taxes paid (refunded), net                                                              44               (659)


   The accompanying notes are an integral part of the condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. FINANCIAL STATEMENTS

         The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of MotivePower Industries, Inc. and subsidiaries (the "Company") at March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's 1998 Form 10-K. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

         The Company is a leader in the manufacturing and distribution of products for rail and other power-related industries. Through its subsidiaries, the Company manufactures and distributes engineered locomotive components and parts; provides locomotive and freight car fleet maintenance; overhauls and remanufactures locomotives and diesel engines; manufactures environmentally friendly, switcher, commuter and mid-range DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower; and manufactures components and software for power, marine and industrial markets. The Company's primary customers are freight and passenger railroads, including every Class I railroad in North America.

         On February 16, 1999, the Company's Board of Directors approved a three-for-two common stock split in the form of a 50 percent stock dividend effective April 2, 1999. Shareholders of record as of March 17, 1999 received one additional share of stock for each two shares they own. All share and per-share amounts in the accompanying condensed consolidated statement of income have been restated to give effect to the stock split.

         The Company operates on a four- four- five-week accounting quarter. The Company's quarters end on or about March 31, June 30, and September 30. The Company's fiscal year ends December 31.

         Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity," was issued. SFAS No. 133 is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the effect of this standard on its financial statements.

         CHANGES IN LINE-OF-CREDIT OR REVOLVING-DEBT ARRANGEMENTS: In January 1999, the Emerging Issues Task Force ("EITF") reached a tentative conclusion regarding EITF Issue No. 98-14, "Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements" ("EITF 98-14"). The Company has reflected the adoption of EITF 98-14 in its March 31, 1999 financial statements. Under EITF 98-14, the Company has capitalized the costs related to the first quarter 1999 amendment of its revolving credit agreement and will amortize these costs along with previously capitalized costs over the life of the amended agreement.

2. COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax effects, are as follows:

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                                (In thousands)
                                                            1999               1998
                                                           -------           -------
          Net income                                       $ 7,878           $ 6,648
          Foreign currency translation adjustment             (216)               --
                                                           -------           -------
          Comprehensive income                             $ 7,662           $ 6,648
                                                           =======           =======

         SFAS No. 130, "Reporting Comprehensive Income," was effective for fiscal years beginning after December 15, 1997. With the Company's acquisition of Q-Tron in January 1999, the Company is required to report the translation adjustment relating to Q-Tron (whose functional currency is the Canadian dollar) as a component of comprehensive income, as defined per SFAS 130. Prior to the acquisition of Q-Tron, the Company's comprehensive income equaled net income.


3. INVENTORIES

         Inventories consisted of the following:

                                                          MARCH 31,       DECEMBER 31,
                                                            1999              1998
                                                           -------           -------
                                                                (In thousands)
          Cores                                            $13,238           $11,854
          Raw materials                                     49,616            46,646
          Work in progress                                  15,921            14,411
          Finished goods                                    20,764            20,082
                                                           -------           -------
                                                           $99,539           $92,993
                                                           =======           =======


         Approximately $36.8 million and $38.3 million of total inventories at March 31, 1999 and December 31, 1998, respectively, were valued on the last-in first-out ("LIFO") cost method. The excess of current replacement cost of these inventories over the stated LIFO value was $2 million and $1.9 million at March 31, 1999 and December 31, 1998, respectively. Costs for other inventories have been determined principally by the first-in first-out method. The Company defines cores as inventory designated for unit exchange programs.

4. INDEBTEDNESS

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

         The facilities provide for revolving borrowings at a variable margin over the London Interbank Offered Rate ("LIBOR"), or at Prime Rate, at the Company's option. The margin over LIBOR at which the Company may borrow is adjusted each fiscal quarter based on the ratio obtained when the Company's debt at the end of the quarter is divided by the Company's cash flow over the past four quarters, as measured by earnings before interest and income taxes, plus depreciation and amortization ("EBITDA"). At March 31, 1999, the Company had $127 million drawn under its LIBOR option at an effective annual interest rate of 5.8%.

         The Company's maximum borrowings under the facilities are limited to the lesser of $350 million or 3.5 times trailing 12-month EBITDA. At March 31, 1999, the Company's gross availability under its domestic credit facilities was approximately $270 million. After deducting outstanding debt and other reserves, the Company has calculated its net available domestic borrowing capacity on March 31, 1999 as $130 million.

         On July 15, 1998, a domestic subsidiary of the Company entered into a 10-year $7.5 million debt obligation. This obligation consists of an Industrial Revenue Bond ("IRB") and bears interest at a rate of 5.5%.

         Maturities under long-term obligations at March 31, 1999 were as follows: 1999 - $368,000; 2000 - $577,000; 2001 - $610,000; 2002- $644,000; 2003
- $680,000; thereafter - $131.3 million.


5. COMMITMENTS AND CONTINGENCIES

         The Company has commitments and performance guarantees arising from locomotive remanufacturing contracts and maintenance agreements, and warranties from the sale of new locomotives, remanufactured locomotives and components for locomotives and engines.

Environmental: The Company is subject to a RCRA Part B Closure Permit (the "Permit") issued by the Environmental Protection Agency and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Company's Boise Locomotive facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate undiscounted costs to be incurred over the next 23 years, adjusted for inflation at 3% per annum, to be $4 million, based on the Permit's Corrective Action Plan, and $3.7 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The discounted liability at March 31, 1999, using a discount rate of 5.25%, was $2.2 million based on the Permit's Corrective Action Plan, and $2 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The estimated outlays for each of the five succeeding years from 1999 to 2003 are: $245,000, $290,000, $260,000, $268,000,
and $276,000. The Company was in compliance with the Permit at March 31, 1999.

Legal Proceedings: The Company is involved in legal proceedings incident to the normal conduct of its business, including contract claims and employee matters. Although the outcome of any pending legal proceeding cannot be predicted with certainty, management believes that such legal proceedings are adequately provided for in the condensed consolidated financial statements and that the proceedings, individually and in the aggregate, will not have a material adverse effect on the consolidated operations or financial condition of the Company.

6. REPORTABLE SEGMENTS

         The Company has two reportable segments: Locomotive and Components Groups of subsidiaries. The reportable segments are comprised of strategic business units which offer different products and services. The Locomotive Group provides locomotive and freight car fleet maintenance; overhauls locomotives, freight cars and diesel engines; and manufactures environmentally friendly switcher, commuter and mid-range DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Components Group manufactures and distributes primarily aftermarket, or replacement, new and remanufactured components and parts, for freight and passenger railroads, including every Class I Railroad in North America, metropolitan transit and commuter rail authorities, original equipment manufacturers, industrial power-related markets and other customers internationally.

         The Company evaluates segment performance based primarily on operating income, excluding unusual items. The Company accounts for intercompany sales and transfers as if the sales or transfers were to third parties at current market prices.

         Following is unaudited condensed segment financial information for the three months ended March 31, 1999 and 1998, respectively:


                                               1999                                               1998
                          -----------------------------------------------     ----------------------------------------------
                           Locomotive       Components         Total          Locomotive       Components         Total
                          -------------    -------------    -------------    -------------    -------------    -------------
                                                                    (In thousands)
Gross sales                   $33,864          $79,460         $113,324          $38,994          $52,009          $91,003

Intercompany sales                288            5,762            6,050            1,774            6,376            8,150

Operating income                4,999           12,624           17,623            6,622            7,618           14,240

Segment assets                116,351          270,552          386,903          139,582          139,226          278,808

The following reconciles segment information presented above to the unaudited condensed consolidated financial statements:

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    -----------------------------
                                                                      1999                1998
                                                                    ---------           ---------
                                                                            (In thousands)
NET SALES:
----------
Gross sales from segments                                           $ 113,324           $  91,003

Intercompany sales elimination                                         (6,050)             (8,150)
                                                                    ---------           ---------
    Net sales                                                       $ 107,274           $  82,853
                                                                    =========           =========

OPERATING INCOME:
-----------------
Segment operating income                                            $  17,623           $  14,240

Unallocated corporate expenses                                         (2,818)             (3,237)
                                                                    ---------           ---------
    Operating income                                                $  14,805           $  11,003
                                                                    =========           =========

ASSETS:
-------
Segment assets                                                      $ 386,903           $ 278,808
Corporate assets, including domestic deferred income taxes             20,909               6,799
                                                                    ---------           ---------
    Total assets                                                    $ 407,812           $ 285,607
                                                                    =========           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

         MotivePower Industries' business strategy is to grow and continue to strengthen its core businesses, including manufacturing and distributing engineered locomotive components, software and parts; providing locomotive fleet maintenance; overhauling and remanufacturing locomotives, freight cars and diesel engines; and manufacturing environmentally friendly switcher, commuter and mid-range DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Company is looking to expand further into other niche power, marine and industrial markets by growing the existing business in these markets and by modifying certain existing products to fit new applications.

         The Company believes that it has six primary opportunities for growth, or "growth engines": (1) capitalize on the NAFTA railroads' desire to outsource non-transportation functions such as running locomotive maintenance and repair projects by continuing to improve quality and by reducing product cycle times;
(2) continue to grow its Mexican market share and operations by expanding current capabilities; (3) expand sales of components in targeted non-NAFTA markets, such as South America, China, the Middle East and the Pacific Rim; (4) develop new products for the rail industry and expand sales of similar components into non-rail markets; (5) acquire companies that provide products or services that complement the Company's current capabilities either geographically or technically, or that expand the Company's product line; and
(6) develop alliances and joint ventures with other global rail industry suppliers.

SIGNIFICANT EVENTS

         During the quarter ended March 31, 1999, and subsequently, the Company has been party to the following transactions and events:

         - On January 11, 1999, the Company acquired certain assets of G&G Locotronics, a privately held designer and manufacturer of high voltage electrical cabinets and control stands for locomotives, for total consideration of $17.8 million.

         - On January 14, 1999, the Company acquired 100% of the common shares of Q-Tron Ltd. ("Q-Tron"), a privately held designer and manufacturer of locomotive electronics equipment, for total consideration of $14.9 million.

         - On February 12, 1999, the Company announced that Boise Locomotive Company had signed expanded contracts totaling approximately $3 million with Amtrak and Utah Railway Company.

         - On February 16, 1999, the Company's Board of Directors approved a three-for-two common stock split in the form of a 50 percent stock dividend effective April 2, 1999. This reflects the confidence the board and management has in the continuing growth of the Company, as well as an effort to increase trading liquidity by increasing the size of the float. Shareholders of record as of March 17, 1999 received one additional share of stock for each two shares they owned. This resulted in the issuance of 8,996,043 additional shares of common stock.

         - On February 16, 1999, the Company announced that MPI de Mexico signed a five-year contract with Ferrocarril Mexicano S.A. de C.V. ("Ferromex") valued at $48.6 million. The contract replaces a previous contract of the same length and revenues with the Mexican National Railroad.

         - On March 29, 1999, the Company announced that G&G Locotronics and Q-Tron had been awarded contracts totaling $3 million.

            G&G Locotronics will supply 30 Dash-2 electrical cabinets to a locomotive rebuilder for the remanufacture of 3,000-horsepower SD40-2 units. The cabinets are scheduled to be delivered in the second quarter of 1999.

            Q-Tron will provide 14 QTRAC-1000 traction control kits to Amtrak in the second quarter of 1999 for a locomotive remanufacturing project. This system will improve the units' traction and pulling capacity.

         - On April 29, 1999, the Company announced that Power Parts Company signed a $4 million international contract to supply remanufactured engines to Brush Traction LTD. The engine work will be performed at Boise Locomotive Company with delivery in 1999 and the first quarter of 2000.

         - On May 10, 1999, the Company announced that Bay State Transit Services LLC had been selected by the Massachusetts Bay Transportation Authority ("MBTA") to negotiate a five-year contract, not to exceed $175 million, to provide rail equipment maintenance for MBTA's commuter rail line in Boston.

            Bay State Transit is a joint venture of Boise Locomotive Company and Herzog Transit Services Inc. Boise Locomotive Company owns 75% of the joint venture company.

            Bay State Transit is scheduled to begin work in the fourth quarter of 1999, subject to negotiating and signing the agreement.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by certain items in the Company's Unaudited Condensed Consolidated Statements of
Income:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                         1999             1998
                                                        ------           ------
Net sales                                               100.0%           100.0%
Cost of sales                                           (74.3)           (74.2)
                                                        -----            -----
Gross profit                                             25.7             25.8
Selling, general and administrative expenses            (11.9)           (12.5)
                                                        -----            -----
Operating income                                         13.8             13.3
Investment income                                         0.2              0.3
Interest expense                                         (2.0)            (1.4)
Other income                                              0.1              0.1
Foreign exchange (loss) gain                             (0.5)             0.7
                                                        -----            -----
Income before income taxes
   and extraordinary item                                11.6             13.0
Income tax expense                                       (4.2)            (4.4)
                                                        -----            -----
Income before extraordinary item                          7.4              8.6
Extraordinary item                                         --             (0.6)
                                                        -----            -----
Net income                                                7.4%             8.0%
                                                        =====            =====


CONSOLIDATED UNAUDITED OPERATIONS

                                                                            Three Months Ended March 31
                                                                  ------------------------------------------------
                                                                    1999               1998                %CHANGE
                                                                  --------            -------              -------
                                                                                  (In thousands)
Net sales                                                         $107,274            $82,853               29.5%

Gross profit                                                        27,523             21,356               28.9%

Selling, general and administrative expenses                       (12,718)           (10,353)              22.8%

Operating income                                                    14,805             11,003               34.6%

Income before extraordinary item                                     7,878              7,120               10.6%

Net income                                                           7,878              6,648               18.5%

         Net sales for the first quarter of 1999 were $107.3 million, compared to $82.9 million for the first quarter of 1998, an increase of 29.5%. The increase in net sales is attributed to a 62% increase in sales in the Components Group partially offset by a 10% decrease in the Locomotive Group. Included in the Components Group were net sales of approximately $21 million for the first quarter 1999 from the companies acquired in November 1998 and January 1999.

         Gross profit for the first quarter of 1999 was $27.5 million or 25.7% of net sales, compared to $21.4 million or 25.8% of net sales for the first quarter of 1998. The first quarter of 1998 was favorably impacted by a $1.2 million gain recorded on a 1994 contract contingency that expired in the quarter. This was partially offset by $621,000 of expenses related to facility relocations. The normalized gross margin for the first quarter of 1998 was $20.8 million, or 25.1% of net sales. The increase in the adjusted gross margin is primarily the result of a favorable product mix, efficiencies being realized from the 1998 capital expenditure projects and strong cost controls.

         Selling, general and administrative expenses for the first quarter of 1999 were $12.7 million, compared to $10.4 million for the first quarter of 1998. The increase is primarily attributed to expenses of approximately $2.3 million from the companies acquired in November 1998 and January 1999, and approximately $300,000 of non-recurring expenses for due diligence costs related to an acquisition which the Company decided not to pursue because it did not meet the Company's internal requirements for earnings accretion. Selling, general and administrative expenses declined as a percentage of net sales compared to the first quarter of 1998 due to the Company's continuing focus on cost controls.

         Interest expense for the first quarter of 1999 was $2.2 million, compared to $1.2 million for the first quarter of 1998. Increased borrowings on the Company's credit facilities to fund acquisitions, capital expenditures and working capital requirements, were partially offset by decreased borrowings on the Company's higher rate Mexican credit facility which was prepaid in the fourth quarter of 1998.

         The Company realized a foreign exchange loss of $538,000 in the first quarter of 1999, compared to a foreign exchange gain of $588,000 in the first quarter of 1998. Both the loss and the gain are the results primarily of fluctuations in the value of the Mexican peso, and the Company's net peso position during the period. The Company continually monitors its net peso position in determining its hedging strategies.

         Excluding the effects of the foreign exchange remeasurement gain (loss) on pretax income, income tax expense for the first quarter of 1999 was $4.5 million, or 35% of pre-tax income, compared to $3.6 million or 36% of pre-tax income for the first quarter of 1998. The decrease in income tax expense as a percentage of pre-tax income is primarily attributed to a reduced income tax rate in Mexico resulting from international tax planning strategies.

Locomotive Group
----------------

                                     THREE MONTHS
                                         ENDED
                                       MARCH 31,
                              --------------------------
                               1999               1998              % CHANGE
                              -------            -------            --------
                                    (In thousands)

Net sales                     $33,576            $37,220              (9.8)%

Operating income                4,999              6,622             (24.5)%


         The decrease in net sales for the first quarter of 1999 compared to the first quarter of 1998 is the result of lower sales of locomotive overhauls to Class I railroads in the U.S., offset partially by increased sales volume of overhauls and third party work at MPI de Mexico.

         The decrease in operating income for the first quarter of 1999 compared to the first quarter of 1998 is due to the first quarter of 1998 including a $1.2 million non-recurring gain related to a 1994 contract contingency that expired in the first quarter of 1998. Excluding this non-recurring gain, operating income decreased 8% due to lower sales volume at Boise Locomotive offset somewhat by increased volume at MPI de Mexico.


Components Group
----------------

                                     THREE MONTHS
                                         ENDED
                                       MARCH 31,
                              --------------------------
                               1999               1998              % CHANGE
                              -------            -------            --------
                                    (In thousands)

Net sales                     $73,698            $45,633               61.5%

Operating income               12,624              7,618               65.7%


         The increase in net sales for the first quarter of 1999 compared to the first quarter of 1998 is primarily the result of net sales from the companies acquired in November 1998 and January 1999 which approximated $21 million. Excluding acquisitions, the Component Group's net sales increased 16%, with nearly all Component companies reporting first quarter 1999 increases over the prior-year quarter.

         Operating income increased in the first quarter of 1999 compared to the first quarter of 1998 primarily due to the acquisitions noted above, increased sales volume and a favorable product mix, and efficiencies being realized from the 1998 capital expenditure projects which were largely within the Components Group. The 1998 first quarter also included $621,000 of facility relocation expenses.

FINANCIAL CONDITION AND LIQUIDITY

         On March 2, 1999, the Company amended and restated the terms of its revolving credit facilities with a syndicate of 12 lenders led by ABN AMRO Bank as agent. The amendment increases the amount of the credit line from $200 million to $350 million, available as a five-year $175 million revolving credit facility, and a 364-day $175 million revolving credit facility, which the Company may renew annually with the approval of the lenders. Under the new facilities the Company may issue up to $35 million in letters of credit.

         The Company anticipates that capital spending in 1999 will be approximately $11-$13 million. The Company is continuing to monitor first-half spending in 1999 and will closely monitor global economic indicators before proceeding with projects which the Company believes can be delayed until the second half of 1999 or until the year 2000. Capital spending for the first quarter of 1999 has totaled $3.8 million, primarily for equipment upgrades, and includes carryover from approved 1998 expenditures.


The table below highlights the debt and cash position of the Company at the dates noted:


                                      (UNAUDITED)
                                     MARCH 31, 1999    DECEMBER 31, 1998
                                     --------------    -----------------
                                            (In thousands)
Revolver                                $127,000          $ 98,500

Industrial revenue bonds                   7,164             7,298
                                        --------          --------

Total debt                               134,164           105,798

Less cash and cash equivalents            11,170             5,660
                                        --------          --------

Net debt                                $122,994          $100,138
                                        ========          ========

         The Company's net debt increased in the first quarter of 1999 due primarily to the acquisition of G&G Locotronics and Q-Tron in January 1999. With the Company's credit facilities, the Company's cash position and the Company's profitable operating results, management believes that its financing is adequate to support its normal operations, capital spending and contemplated acquisitions. This is a forward-looking statement, and factors such as a decrease in rail traffic, a reduction in railroads' capital and maintenance spending plans with regard to their locomotive fleets, or the Company's inability to retain existing contracts and/or obtain new contract awards are among the factors which could affect the Company's financing needs.

The following table summarizes the net changes in cash flows:

                                                                              THREE MONTHS
                                                                                  ENDED
                                                                                MARCH 31,
                                                                     ------------------------------
                                                                       1999                 1998
                                                                     --------            ----------
                                                                             (In thousands)
Net cash provided by (used in):
       Operating activities                                          $ 13,169            $  (5,265)
       Investing activities                                           (36,150)              (6,139)
       Financing activities                                            28,491                  490
                                                                     --------            ---------
Net increase (decrease) in cash and cash equivalents                 $  5,510            $ (10,914)
                                                                     ========            =========

Cash and cash equivalents at end of period                           $ 11,170            $   5,983
                                                                     ========            =========


         Net cash provided by operating activities totaled $13.2 million for the first three months of 1999, compared to net cash used in operating activities of $5.3 million for the first three months of 1998. Cash provided by operations in the first quarter of 1999 was primarily the result of the Company's net income of $7.8 million, depreciation and amortization of $3.8 million and a decrease in receivables from customers of $6.7 million. The decrease in receivables from customers is primarily due to the timing of sales in the Locomotive Group. Offsetting these sources of cash was a decrease in accounts payable and accrued expenses of $3.5 million, an increase in inventories of $1 million and other net changes of $600,000. The decrease in accounts payable and accrued expenses is primarily due to the timing of expenses in the Locomotive Group.

         Net cash used in investing activities totaled $36.2 million for the first three months of 1999, compared to $6.1 million for the first three months of 1998. The increase in cash used in investing activities in the first quarter of 1999 is due to the acquisitions of G&G Locotronics and Q-Tron for $32.6 million.

         Net cash provided by financing activities totaled $28.5 million for the first three months of 1999 compared to $490,000 for the first three months of 1998. The increase in net cash provided by financing activities in the first quarter of 1999 is due to increased borrowings under the Company's credit facilities to fund the acquisitions of G&G Locotronics and Q-Tron and to fund capital expenditures.

BACKLOG

         The Company defines backlog as future sales commitments which constitute a binding agreement between the Company and the customer. Examples include signed contracts and purchase orders. The Company is the preferred supplier of certain components to certain customers, having received notice of the customers' estimate of anticipated purchases. Because these notices are not binding commitments, the Company does not include these amounts in backlog calculations. At March 31, 1999, these anticipated purchases totaled $67.5 million.

         The Company's multi-year locomotive fleet maintenance contracts account for the majority of the Locomotive Group backlog. Multi-year fleet maintenance contracts are expected to continue to produce additional sales of components and parts.

         The backlog as of March 31, 1999 and December 31, 1998 and the expected year of recognition is as follows:

                                                                  MARCH 31, 1999
                                      --------------------------------------------------------------------------
                                        1999                  2000             OTHER YEARS         TOTAL BACKLOG
                                      --------              -------            -----------         -------------
                                                                  (In thousands)

                     Locomotive       $ 82,161              $70,768             $484,547             $637,476
                     Components         54,512                1,463                  448               56,423
                                      ========              =======             ========             ========
                          Total       $136,673              $72,231             $484,995             $693,899
                                      ========              =======             ========             ========

                                                      DECEMBER 31, 1998
                                      ----------------------------------------------------
                                        1999              OTHER YEARS        TOTAL BACKLOG
                                      --------            -----------        -------------
                                                        (In thousands)
                     Locomotive        $99,574             $553,347            $652,921
                     Components         51,664                1,220              52,884
                                      ========              =======            ========
                          Total       $151,238             $554,567            $705,805
                                      ========              =======            ========



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

         As part of its project, the Company is addressing the Year 2000 compliance issue. The Company has developed a four-step approach regarding the Year 2000 compliance issue. The steps are to: (1) assess; (2) remediate; (3) test and audit; and (4) develop a contingency plan. The Company is using both internal and external resources to execute its plan. The assessment phase is completed with respect to the Company's business systems, and the Company is in the process of remediation. All mission critical business systems have been upgraded to software release levels which, per the vendor, are Year 2000 compliant. Testing of these mission critical systems is currently underway. The Company's Year 2000 Testing program is divided into three primary areas: mission critical application software, non-mission critical software, and shop floor (manufacturing) equipment. While all mission critical software applications have been upgraded to Year 2000 compliant version levels, the Company is conducting comprehensive testing to ensure software compliance. The non-mission critical software applications are also being tested as considered appropriate. The Company has also completed a detailed analysis of all shop equipment and has identified mission critical equipment. While the vast majority of this equipment has been certified Year 2000 compliant by the equipment manufacturer, the Company is also conducting its own testing to ensure compliance. As of March 31, 1999, the Company had not uncovered any significant problems with respect to its detailed testing program. The focus is now on remediating non-mission critical systems. The Company expects that the remediation and testing of all mission critical and non-mission critical systems will be completed in the second quarter of 1999. The Company is also assessing its own products which are date sensitive to provide assurances to its customers that its products are Year 2000 compliant. In addition to the Company's internal activities, the Company is in the process of contacting key material suppliers, vendors and customers to determine their readiness with respect to the Year 2000. The Company has developed a compliance questionnaire, which was circulated to its key material suppliers, vendors and customers in the third quarter of 1998. Suppliers have been divided into critical and non-critical suppliers. The majority of the non-critical suppliers have been assessed and the Company feels there are no significant Year 2000 related issues remaining with this supplier group. From this point forward, the Company's focus and priority will be on managing the issues associated with critical suppliers. The Company has received responses from 75% of the critical suppliers and has found no significant Year 2000 issues related to this segment. The remaining 25% of the critical suppliers are being addressed by developing a Contingency Plan for each of the suppliers that pose a potential risk. Specifically, one of the four following actions are being taken for each of the critical suppliers that pose a potential risk to the
Company: (1) generate a second source of supply; (2) replace the supplier; (3) increase inventory levels to cover potential delivery issues; and (4) on-site verification that the supplier will not pose a risk to the Company.

         The Company has estimated that as part of its $7.2 million information technology upgrade project approximately $900,000 is specifically Year 2000 related. The Company has expended approximately $600,000 in completing the items noted above as of March 31, 1999. These costs have been and are expected to continue to be funded out of the Company's operating cash flow. The Company is expensing as incurred all costs related specifically to Year 2000 activities; however, costs associated with new systems and the Company's information technology upgrade are being capitalized in accordance with the Company's accounting policies. The Company continually reviews its cost estimates for the Year 2000 project and makes changes as deemed necessary.

         The Company has recently completed three acquisitions: Young Radiator Company (November 1998); G&G Locotronics, Inc. (January 1999); and Q-Tron (January 1999). The Company assessed the Year 2000 compliance issue as part of its due diligence efforts and is currently in the remediation stage. The Company expects all three subsidiaries to be Year 2000 compliant by August 31, 1999.

         The Company's Year 2000 plan only contemplates its current group of subsidiaries and does not consider future acquisition candidates. These acquisitions, if completed, will be evaluated separately from the Company's current Year 2000 plan. Though the Company expects to be Year 2000 compliant, a contingency plan is to be finalized by August 31, 1999. As the results of the Company's test and audit phase of the Year 2000 Program begin to materialize, we have started developing the overall Contingency Plan. The Plan has been divided into six primary sections: (1) critical suppliers; (2) shop equipment; (3) mission critical applications; (4) products; (5) banks; and (6) facilities. The Plan will address specific actions to be taken in the event of issues occurring in any of these six areas. Despite the Company's efforts and contingency plans, the most reasonably likely worst case scenario of a Year 2000 failure by the Company or its key suppliers, vendors or customers would likely be a slowdown of the Company's manufacturing operations at one or more of the Company's subsidiaries and/or an inability of the Company to process orders and meet customer delivery schedules.

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

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements. The Company's actual results could differ materially from the results suggested in any forward-looking statement. Factors that could cause or contribute to these material differences include, but are not limited to, the following: a slowdown in the U.S. or Mexican economies; a decrease in North American Free Trade Agreement ("NAFTA") rail traffic; continued rail consolidation by U.S. and Canadian railroads, which could cause them to reduce purchases of goods and services; a strengthening or a weakening of the U.S. dollar and/or a change in the availability of letters of credit in targeted foreign markets; the Company's ability to timely and efficiently implement productivity improvement plans; the Company's ability to maintain current favorable relations with its labor unions; and the Company's ability to successfully implement its information technology upgrade and business improvement project, including "Year 2000" compliance. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

       There were no reportable legal proceedings initiated in the quarter ended March 31, 1999 and there were no material developments to any previously reported legal proceedings not included in this Form 10-Q.

ITEM 2.           CHANGES IN SECURITIES

       None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.           OTHER INFORMATION

       None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBITS:

       27.01 Article 5 Financial Data Schedule as of and for the three months ended March 31, 1999.

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



Date:    May 14, 1999