Form 10-Q
period 1999-06-30
MOTIVEPOWER INDUSTRIES INC
filed 1999-08-16
CIK 919563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission file number 0-23802

                          MOTIVEPOWER INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Pennsylvania                                   82-0461010
   -------------------------------                     ----------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


Two Gateway Center 14th Floor, Pittsburgh, PA                15222
---------------------------------------------              ----------
(Address of principal executive offices)                   (Zip Code)


                                 (412) 201-1101
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes __X__    No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                             Outstanding at July 31, 1999
----------------------------                 ----------------------------
Common stock, $.01 par value                         27,046,110

                          MOTIVEPOWER INDUSTRIES, INC.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                    THREE AND SIX MONTHS ENDED JUNE 30, 1999


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                                              PAGE
Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Statements of Income for the Three and Six Months Ended June             3
                  30, 1999 and 1998 (Unaudited)

                Condensed Consolidated Balance Sheets at June 30, 1999 (Unaudited) and December 31,             4
                  1998

                Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended              5
                  June 30, 1999 and 1998 (Unaudited)

                Notes to Condensed Consolidated Financial Statements (Unaudited)                                6

Item 2.         Management's Discussion and Analysis of Results of Operations and Financial Condition          11



                                            PART II. OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              22

Item 2.         Changes in Securities                                                                          22

Item 3.         Defaults upon Senior Securities                                                                22

Item 4.         Submission of Matters to a Vote of Security Holders                                            22

Item 5.         Other Information                                                                              23

Item 6.         Exhibits and Reports on Form 8-K                                                               23

                Signature                                                                                      24

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MOTIVEPOWER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
(In thousands except per share data)

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                               ------------------------      ------------------------
                                                                 1999           1998           1999           1998
                                                               ---------      ---------      ---------      ---------
Net sales                                                      $  98,663      $  88,461      $ 205,937      $ 171,314
Cost of sales                                                    (70,977)       (67,125)      (150,728)      (128,622)
                                                               ---------      ---------      ---------      ---------

Gross profit                                                      27,686         21,336         55,209         42,692
Selling, general and administrative expenses                     (11,518)       (10,144)       (24,236)       (20,497)
                                                               ---------      ---------      ---------      ---------

Operating income                                                  16,168         11,192         30,973         22,195

Investment income                                                    243            279            614            558
Interest expense                                                  (2,416)        (1,314)        (4,610)        (2,527)
Other income                                                         217          1,855            183          1,945
Foreign exchange (loss) gain                                         (31)           241           (569)           829
                                                               ---------      ---------      ---------      ---------

Income before income taxes and extraordinary item                 14,181         12,253         26,591         23,000
Income tax expense                                                (4,974)        (4,383)        (9,506)        (8,010)
                                                               ---------      ---------      ---------      ---------

Income before extraordinary item                                   9,207          7,870         17,085         14,990

Extraordinary loss on extinguishment of debt, net of
   income tax benefit of $265                                         --             --             --           (472)
                                                               ---------      ---------      ---------      ---------
Net income                                                     $   9,207      $   7,870      $  17,085      $  14,518
                                                               =========      =========      =========      =========


EARNINGS PER COMMON SHARE - BASIC:

Income before extraordinary item                               $     .34      $     .29      $     .63      $     .56
Extraordinary item                                                    --             --             --           (.02)
                                                               ---------      ---------      ---------      ---------
Net income                                                     $     .34      $     .29      $     .63      $     .54
                                                               =========      =========      =========      =========

Weighted average common shares outstanding                        27,053         26,751         27,019         26,730

EARNINGS PER COMMON SHARE - ASSUMING DILUTION:

Income before extraordinary item                               $     .33      $     .28      $     .61      $     .54
Extraordinary item                                                    --             --             --           (.02)
                                                               ---------      ---------      ---------      ---------
Net income                                                     $     .33      $     .28      $     .61      $     .52
                                                               =========      =========      =========      =========

Weighted average common shares outstanding                        28,187         27,957         28,159         27,891

          The accompanying notes are an integral part of the condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
(In thousands except per share data)

                                                                                    (UNAUDITED)
                                                                                      JUNE 30,        DECEMBER 31,
ASSETS                                                                                  1999              1998
                                                                                    -----------       ------------
Current Assets:
Cash and cash equivalents                                                             $   6,508        $   5,660
Receivables from customers:
  Billed, net of allowance for doubtful accounts of $653 and $673, respectively          54,440           54,428
  Unbilled                                                                                  977            2,831
Inventories                                                                             104,759           92,993
Deferred income taxes                                                                     7,308            6,765
Income tax receivable                                                                        --            5,216
Other                                                                                     5,393            4,230
                                                                                      ---------        ---------

    Total current assets                                                                179,385          172,123
Locomotive lease fleet, net                                                               1,147            1,189
Property, plant and equipment:
  Land                                                                                    2,512            2,420
  Buildings and improvements                                                             51,988           50,997
  Machinery and equipment                                                               101,483           94,143
                                                                                      ---------        ---------

  Property, plant and equipment, cost                                                   155,983          147,560
  Less accumulated depreciation                                                          61,177           54,492
                                                                                      ---------        ---------

Property, plant and equipment, net                                                       94,806           93,068
Underbillings - MPI de Mexico                                                            28,129           26,775
Goodwill and other intangibles, net                                                      87,724           63,593
Other                                                                                    14,726           14,450
                                                                                      ---------        ---------

    Total assets                                                                      $ 405,917        $ 371,198
                                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt                                                     $     564        $     549
Accounts payable - trade                                                                 28,785           34,293
Accrued expenses and other current liabilities                                           28,822           30,919
Income taxes payable                                                                        215               --
Revolving credit agreement borrowings                                                        --           10,000
Advances from customers                                                                     359            1,174
                                                                                      ---------        ---------

    Total current liabilities                                                            58,745           76,935
Long-term debt                                                                          131,963           95,249
Commitments and contingencies                                                            17,182           19,205
Deferred income taxes                                                                       500              559
Other                                                                                     1,401            1,321
                                                                                      ---------        ---------

    Total liabilities                                                                   209,791          193,269
                                                                                      ---------        ---------

Stockholders' Equity:
Common stock, par value $.01 per share                                                      260              179
Additional paid-in capital                                                              207,523          206,434
Deficit                                                                                  (6,169)         (23,156)
Accumulated other comprehensive income                                                   (5,213)          (5,105)
Deferred compensation                                                                     5,766            4,113
                                                                                      ---------        ---------
                                                                                        202,167          182,465
Less -  Treasury stock, at cost                                                           6,041            4,536
                                                                                      ---------        ---------
Total stockholders' equity                                                              196,126          177,929
                                                                                      ---------        ---------
Total liabilities and stockholders' equity                                            $ 405,917        $ 371,198
                                                                                      =========        =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

   MOTIVEPOWER INDUSTRIES, INC
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
   (In thousands)

                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                    JUNE 30,
                                                                       ----------------------      ----------------------
                                                                         1999          1998          1999          1998
                                                                       --------      --------      --------      --------
Operating Activities
--------------------
Net income                                                             $  9,207      $  7,870      $ 17,085      $ 14,518

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation                                                        2,892         1,961         5,735         3,614
      Amortization                                                        1,009           757         1,980         1,583
      Extraordinary loss on extinguishment of debt, net of tax               --            --            --           472
      Changes in operating assets and liabilities exclusive of
        effects of 1999 purchase of G&G Locotronics and Q-Tron
           Receivables from customers                                     1,198         3,696         7,919        (4,506)
           Inventories                                                   (5,220)       (3,928)       (6,198)      (12,336)
           Underbillings - MPI de Mexico                                 (1,261)          658        (1,354)        5,234
           Accounts payable and accrued expenses                         (8,395)        7,682       (12,226)          324
           Advances from customers                                           77           461          (815)          899
           Other, net                                                       360          (201)          910         3,884
                                                                       --------      --------      --------      --------

Net cash (used in) provided by operating activities                        (133)       18,956        13,036        13,686
                                                                       --------      --------      --------      --------

Investing Activities
--------------------
Payment for purchase of G&G Locotronics                                      --            --       (17,770)           --
Payment for purchase of Q-Tron                                               --            --       (14,854)           --
Purchase of  property, plant and equipment                               (2,599)       (8,549)       (6,368)      (14,722)
Other, net                                                                 (439)        2,997          (196)        3,035
                                                                       --------      --------      --------      --------

Net cash used in investing activities                                    (3,038)       (5,552)      (39,188)      (11,687)
                                                                       --------      --------      --------      --------

Financing Activities
--------------------
Increase in intangibles                                                    (137)           --          (841)           --
Net (repayments) borrowings under credit facilities                      (1,637)      (12,000)       26,729       (11,674)
Proceeds from exercise of stock options including tax-related
  benefit                                                                   105           122         1,089           287
Other, net                                                                  178            --            23            --
                                                                       --------      --------      --------      --------

Net cash (used in) provided by financing activities                      (1,491)      (11,878)       27,000       (11,387)
                                                                       --------      --------      --------      --------

Net (decrease) increase in cash and cash equivalents                     (4,662)        1,526           848        (9,388)
Cash and cash equivalents at beginning of period                         11,170         5,983         5,660        16,897
                                                                       --------      --------      --------      --------

Cash and cash equivalents at end of period                             $  6,508      $  7,509      $  6,508      $  7,509
                                                                       ========      ========      ========      ========

Supplemental Disclosures of Cash Flow Information
Interest paid                                                          $  2,046      $  1,490      $  3,982      $  1,866
Income taxes paid, net                                                    4,754         4,083         4,798         3,424

          The accompanying notes are an integral part of the condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       FINANCIAL STATEMENTS

         The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of MotivePower Industries, Inc. and subsidiaries (the "Company") at June 30, 1999 and the results of its operations and its cash flows for the three and six months ended June 30, 1999 and 1998. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's 1998 Form 10-K. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

       On June 2, 1999, the Company agreed to merge with Westinghouse Air Brake Company ("WABCO"). The Company will be the surviving corporation. Upon shareholder approval, each share of WABCO common stock will be converted into
1.3 shares of the Company's common stock. The merger is intended to be a tax-free reorganization for federal income tax purposes. The Company intends to account for the merger using the pooling of interests accounting method. Completion of the merger is subject to various conditions, including approval of the merger by the stockholders of the Company and WABCO at special meetings of shareholders scheduled for August 23, 1999. The Company has filed an S-4 which became effective on July 22, 1999. Please refer to that document for further details regarding the proposed merger.

       On February 16, 1999, the Company's Board of Directors approved a three-for-two common stock split in the form of a 50 percent stock dividend effective April 2, 1999. Shareholders of record as of March 17, 1999 received one additional share of stock for each two shares they owned. All share and per-share amounts in the accompanying condensed consolidated statements of income have been restated to give effect to the stock split.

       The Company operates on a four, four, five-week accounting quarter. The Company's quarters end on or about March 31, June 30, and September 30. The Company's fiscal year ends December 31.

       Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activity," was issued. SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" is effective for financial statements for fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the effect of this standard on its financial statements.

2.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax effects, are as follows:

                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                          --------------------------          --------------------------
                                                                                (In thousands)
                                                            1999              1998              1999              1998
                                                          --------          --------          --------           --------
         Net Income                                       $  9,207          $  7,870          $ 17,085           $ 14,518
         Foreign currency translation adjustment               108                --              (108)                --
                                                          --------          --------          --------           --------
         Comprehensive income                             $  9,315          $  7,870          $ 16,977           $ 14,518
                                                          ========          ========          ========           ========

         SFAS No. 130, "Reporting Comprehensive Income," was effective for fiscal years beginning after December 15, 1997. With the Company's acquisition of Q-Tron in January 1999, the Company is required to report the translation adjustment relating to Q-Tron (whose functional currency is the Canadian dollar) as a component of comprehensive income, as defined by SFAS 130. Prior to the acquisition of Q-Tron, the Company's comprehensive income equaled net income.


3.       INVENTORIES

       Inventories consisted of the following:

                                        JUNE 30,              DECEMBER 31,
                                          1999                    1998
                                        --------                -------
                                                (In thousands)
      Cores                              $17,419                $11,854
      Raw materials                       52,245                 46,646
      Work in progress                    11,114                 14,411
      Finished goods                      23,981                 20,082
                                        --------                -------
                                        $104,759                $92,993
                                        ========                =======


         Approximately $39.1 million and $38.3 million of total inventories at June 30, 1999 and December 31, 1998, respectively, were valued on the last-in first-out ("LIFO") cost method. The excess of current replacement cost of these inventories over the stated LIFO value was $2.1 million and $1.9 million at June 30, 1999 and December 31, 1998, respectively. Costs for other inventories have been determined principally by the first-in first-out method. The Company defines cores as inventory designated for unit exchange programs.

4.       INDEBTEDNESS

         On March 2, 1999, MotivePower amended and restated the terms of its revolving credit facilities with a syndicate of 12 lenders led by ABN AMRO Bank as agent. The amendment increased the amount of the credit line from $200 million to $350 million, available as a five-year $175 million revolving credit facility, and a 364-day $175 million revolving credit facility, which the Company may renew annually with the approval of the lenders.

         The facilities provide for revolving borrowings at a variable margin over the London Interbank Offered Rate ("LIBOR"), or at Prime Rate, at the Company's option. The margin over LIBOR at which the Company may borrow is adjusted each fiscal quarter based on the ratio obtained when the Company's debt at the end of the quarter is divided by the Company's cash flow over the past four quarters, as measured by earnings before interest and income taxes, plus depreciation and amortization ("EBITDA"). At June 30, 1999, the Company had $125.5 million drawn under its LIBOR option at an effective annual interest rate of 5.8%.

         The Company's maximum borrowings under the facilities are limited to the lesser of $350 million or 3.5 times trailing 12-month EBITDA. At June 30, 1999, the Company's gross availability under its domestic credit facilities was approximately $276 million. After deducting outstanding debt and other reserves, the Company has calculated its net available domestic borrowing capacity on June 30, 1999 as $137 million.

         On July 15, 1998, a domestic subsidiary of the Company entered into a 10-year $7.5 million debt obligation. This obligation consists of an Industrial Revenue Bond ("IRB") and bears interest at a rate of 5.5%.

         Maturities under long-term obligations at June 30, 1999 were as follows: 1999 - $277,000; 2000 - $577,000; 2001 - $610,000; 2002- $644,000; 2003
- $680,000 thereafter - $129.7 million.


5.       COMMITMENTS AND CONTINGENCIES

         The Company has commitments and performance guarantees arising from locomotive remanufacturing contracts and maintenance agreements, and warranties from the sale of new locomotives, remanufactured locomotives and components for locomotives and engines.

Environmental: The Company is subject to a RCRA Part B Closure Permit (the "Permit") issued by the Environmental Protection Agency and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Company's Boise Locomotive facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate undiscounted costs to be incurred over the next 23 years, adjusted for inflation at 3% per annum, to be $4 million, based on the Permit's Corrective Action Plan, and $3.7 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The discounted liability at June 30, 1999, using a discount rate of 5.25%, was $2.2 million based on the Permit's Corrective Action Plan, and $2 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The estimated outlays for each of the five succeeding years from 1999 to 2003 are: $245,000; $290,000; $260,000; $268,000,
and $276,000. The Company was in compliance with the Permit at June 30, 1999.

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


6.       REPORTABLE SEGMENTS

         The Company has two reportable segments: the Locomotive Group and the Components Group. The reportable segments are comprised of strategic business units which offer different products and services. The Locomotive Group provides locomotive and freight car fleet maintenance; overhauls locomotives, freight cars and diesel engines; and manufactures environmentally friendly switcher, commuter and mid-range DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Components Group manufactures and distributes primarily aftermarket, or replacement, new and remanufactured components and parts, for freight and passenger railroads, including every Class I Railroad in North America, metropolitan transit and commuter rail authorities, original equipment manufacturers, industrial power-related markets and other customers internationally.

         The Company evaluates segment performance based primarily on operating income, excluding unusual items. The Company accounts for intercompany sales and transfers as if the sales or transfers were to third parties at current market prices.

         Following is unaudited condensed segment financial information for the three months ended June 30, 1999 and 1998, respectively:


                                         1999                                          1998
                        ---------------------------------------     -----------------------------------------
                        Locomotive    Components        Total         Locomotive    Components       Total
                        ----------    -----------      --------     -------------   ----------     ----------
                                                           (In thousands)


Gross sales              $ 32,358       $ 73,988       $106,346       $ 44,213       $ 53,270       $ 97,483
Intercompany sales          1,029          6,654          7,683          2,104          6,918          9,022
Operating income            6,655         11,203         17,858          7,333          6,631         13,964

         Following is unaudited condensed segment financial information for the six months ended June 30, 1999 and 1998, respectively:


                                         1999                                          1998
                        ---------------------------------------     -----------------------------------------
                        Locomotive    Components        Total         Locomotive    Components       Total
                        ----------    -----------      --------     -------------   ----------     ----------
                                                           (In thousands)
Gross sales              $ 66,222       $153,448       $219,670       $ 83,207       $105,279       $188,486

Intercompany sales          1,317         12,416         13,733          3,878         13,294         17,172

Operating income           11,654         23,827         35,481         13,955         14,249         28,204

Segment assets            122,793        267,684        390,477        134,711        148,322        283,033


The following reconciles segment information presented above to the unaudited condensed consolidated financial statements:


                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                            ----------------------------     --------------------------
                                                              1999            1998             1999             1998
                                                            ---------       ---------        ---------        ---------
                                                                                   (In thousands)
NET SALES:
Gross sales from segments                                   $ 106,346       $  97,483        $ 219,670        $ 188,486
Intercompany sales elimination
                                                               (7,683)         (9,022)         (13,733)         (17,172)
                                                            ---------       ---------        ---------        ---------
    Net sales
                                                            $  98,663       $  88,461        $ 205,937        $ 171,314
                                                            =========       =========        =========        =========

OPERATING INCOME:
Segment operating income                                    $  17,858       $  13,964        $  35,481        $  28,204
Unallocated corporate expenses                                 (1,690)         (2,772)          (4,508)          (6,009)
                                                            ---------       ---------        ---------        ---------
    Operating income
                                                            $  16,168       $  11,192        $  30,973        $  22,195
                                                            =========       =========        =========        =========

ASSETS:
Segment assets
                                                                                             $ 390,477        $ 283,033
Corporate assets, including domestic deferred income taxes
                                                                                                17,814            8,821
                                                                                             ---------        ---------
    Total assets
                                                                                             $ 408,291        $ 291,854
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

SIGNIFICANT EVENTS

         During the quarter ended June 30, 1999, the Company has been party to the following transactions and events:

         - On June 2, 1999, the Company agreed to merge with Westinghouse Air Brake Company ("WABCO"). The Company will be the surviving corporation. Upon shareholder approval, each share of WABCO common stock will be converted into 1.3 shares of the Company's common stock. The merger is intended to be a tax-free reorganization for federal income tax purposes. The Company intends to account for the merger using the pooling of interests accounting method. Completion of the merger is subject to various conditions, including approval of the merger by the stockholders of the Company and WABCO at special meetings of shareholders scheduled for August 23, 1999.

         - On June 9, 1999, the Company announced that it had received an order to manufacture 50 low-horsepower switcher locomotives for the Electro-Motive Division of General Motors for approximately $35 million.

         - On June 15, 1999, the Company announced that its MPI de Mexico subsidiary had been awarded a $5 million dollar contract to overhaul 12 locomotives for Ferromex, a joint venture that operates the Pacific North region of the Mexican rail system and 25% of the Mexico City terminal and short line.

         - On June 22, 1999, the Company announced that it had received $7 million worth of orders from Egyptian National Railways, which owns and operates the largest fleet of locomotives in North Africa and the Middle East regions. The order includes remanufactured traction motors and locomotive replacement parts.

         - On June 25, 1999, the Company announced that its Boise Locomotive subsidiary was awarded a $21 million contract to overhaul 25 commuter locomotives for the Massachusetts Bay Transportation Authority. The agreement includes an option for the overhaul of 12 additional units in 2001.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by certain items in the Company's Unaudited Condensed Consolidated Statements of
Income:

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                          -------------------         -------------------
                                                          1999           1998          1999         1998
                                                          -----         -----         -----         -----
Net sales                                                 100.0%        100.0%        100.0%        100.0%
Cost of sales                                             (71.9)        (75.9)        (73.2)        (75.1)
                                                          -----         -----         -----         -----
Gross profit                                               28.1          24.1          26.8          24.9
Selling, general and administrative expenses              (11.7)        (11.5)        (11.8)        (12.0)
                                                          -----         -----         -----         -----
Operating income                                           16.4          12.6          15.0          12.9
Investment income                                           0.2           0.3           0.3           0.3
Interest expense                                           (2.4)         (1.4)         (2.2)         (1.4)
Other income                                                0.2           2.1           0.1           1.1
Foreign exchange (loss) gain                               (0.1)          0.3          (0.3)          0.5
                                                          -----         -----         -----         -----

Income before income taxes and extraordinary item          14.3          13.9          12.9          13.4
Income tax expense                                         (5.0)         (5.0)         (4.6)         (4.6)
                                                          -----         -----         -----         -----
Income before extraordinary item                            9.3           8.9           8.3           8.8
Extraordinary item                                           --            --            --          (0.3)
                                                          -----         -----         -----         -----
Net income                                                  9.3%          8.9%          8.3%          8.5%
                                                          =====         =====         =====         =====

CONSOLIDATED UNAUDITED OPERATIONS


                                                         THREE MONTHS ENDED JUNE 30,
                                                   ------------------------------------------
                                                     1999            1998          %CHANGE
                                                   --------        --------       -----------
                                                                (In thousands)

Net sales                                          $ 98,663        $ 88,461          11.5%

Gross profit                                         27,686          21,336          29.8%

Selling, general and administrative expenses        (11,518)        (10,144)         13.5%

Operating income                                     16,168          11,192          44.5%

Net income                                            9,207           7,870          17.0%

         Net sales for the second quarter of 1999 were $98.7 million, compared to $88.5 million for the second quarter of 1998, an increase of 11.5% The increase in net sales is attributed to a 45.3% increase in sales in the Components Group partially offset by a 25.6% decrease in the Locomotive Group. Included in the Components Group in 1999 were net sales of approximately $19.6 million from the companies acquired in November 1998 and January 1999.

         Gross profit for the second quarter of 1999 was $27.7 million or 28.1% of net sales, compared to $21.3 million or 24.1% of net sales for the second quarter of 1998. The second quarter of 1998 was unfavorably impacted by $1.7 million of expenses for relocation and startup of certain facilities in the Components Group. Excluding these expenses, the Company's gross margin was 26.1% for the second quarter of 1998. The increase in gross profit is primarily the result of ongoing cost reductions and efficiency improvements on long-term contracts in Mexico, reduced warranty expense, a favorable product mix, and efficiencies being realized from the 1998 capital expenditures.

         Selling, general and administrative expenses for the second quarter of 1999 were $11.5 million, compared to $10.1 million for the second quarter of 1998. The increase is attributed to expenses of approximately $2.4 million from the companies acquired in November 1998 and January 1999. Excluding these expenses, selling, general and administrative expenses declined as a percentage of net sales compared to the second quarter of 1998 due to the Company's continuing focus on cost controls and lower incentive-related expenses based on subsidiary operating performance.

         Interest expense for the second quarter of 1999 was $2.4 million, compared to $1.3 million for the second quarter of 1998. Increased borrowings on the Company's credit facilities to fund acquisitions, capital expenditures and working capital requirements, were partially offset by decreased borrowings on the Company's higher-rate Mexican credit facility which was prepaid in the fourth quarter of 1998.

         The Company realized a foreign exchange loss of $31,000 in the second quarter of 1999, compared to a foreign exchange gain of $241,000 in the second quarter of 1998. Both the loss and the gain are the results of fluctuations in the value of the Mexican peso, and the Company's net peso position during the period. The Company continually monitors its net peso position in determining its hedging strategies.

         Excluding the effects of the foreign exchange remeasurement gain (loss) on pretax income, income tax expense for the second quarter of 1999 was $5 million, or 35% of pre-tax income, compared to $4.4 million or 36.5% of pre-tax income for the second quarter of 1998. The decrease in income tax expense as a percentage of pre-tax income is primarily attributed to a reduced income tax rate in Mexico resulting from international tax planning strategies.

                                                          SIX MONTHS ENDED JUNE 30,
                                                   --------------------------------------------
                                                     1999             1998            % CHANGE
                                                   ---------        ---------       -----------
                                                                                (In thousands)
Net sales                                          $ 205,937        $ 171,314          20.2%
Gross profit                                          55,209           42,692          29.3%
Selling, general and administrative expenses         (24,236)         (20,497)         18.2%
Operating income                                      30,973           22,195          39.5%
Income before extraordinary item                      17,085           14,990          14.0%
Net income                                            17,085           14,518          17.7%


         Net sales for the first half of 1999 were $205.9 million, compared to $171.3 million for the first half of 1998, an increase of 20.2%. The increase in net sales is attributed to a 53.3% increase in sales in the Components Group partially offset by an 18.2% decrease in the Locomotive Group. Included in the Components Group in 1999 were net sales of approximately $40.3 million from companies acquired in November 1998 and January 1999.

         Gross profit for the first half of 1999 was $55.2 million or 26.8% of net sales compared to $42.7 million or 24.9% of net sales for the first half of 1998. The first half of 1998 was favorably impacted by a gain of $1.2 million related to a 1994 contract contingency that expired and was unfavorably impacted by $2.3 million of expenses for the relocation of certain production facilities in the Components Group. Excluding these impacts, the Company's gross margin for the first half of 1998 was 25.6%. The increase in gross profit is primarily the result of ongoing cost reduction and efficiency improvements on long-term contracts in Mexico, reduced warranty expense, a favorable product mix and efficiencies being realized from the 1998 capital expenditures.

         Selling, general and administrative expenses for the first half of 1999 were $24.2 million, compared to $20.5 million for the first half of 1998. The increase is primarily attributed to expenses of $4.8 million from companies acquired in November 1998 and January 1999. Excluding these expenses, selling, general and administrative expenses declined as a percentage of net sales compared to the first half of 1998 due to the Company's continuing focus on cost controls and lower incentive-related expenses based on subsidiary operating performance.

         Interest expense for the first half of 1999 was $4.6 million, compared to $2.5 million for the first half of 1998. Increased borrowings on the Company's credit facilities to fund acquisitions, capital expenditures and working capital requirements, were partially offset by decreased borrowings on the Company's higher-rate Mexican credit facility which was prepaid in the fourth quarter of 1998.

         Other income for the first half of 1999 was $183,000, compared to $1.9 million for the first half of 1998. The decrease is due to the Company selling its remaining investment in Argentina during the second quarter of 1998.

         The Company realized a foreign exchange loss of $569,000 in the first half of 1999, compared to a foreign exchange gain of $829,000 in the first half of 1998. Both the gain and the loss are the results of fluctuations in the valuation of the Mexican peso, and its effect on the Company's net peso position during the period. The Company continually monitors its net peso position in determining its hedging strategies.

Locomotive Group
----------------

                              THREE MONTHS ENDED                         SIX MONTHS ENDED
                                     JUNE 30,                                JUNE 30,
                       ------------------------------------     ----------------------------------------
                        1999          1998         % CHANGE      1999          1998          % CHANGE
                       -------       -------       --------     -------       -------        ---------
                                  (In thousands)                          (In thousands)

Net sales              $31,329       $42,109        (25.6)%     $64,905       $79,330        (18.2)%
Operating income         6,655         7,333         (9.2)%      11,654        13,955        (16.5)%

         The decrease in net sales for the second quarter and first half of 1999 compared to the second quarter and first half of 1998 is the result of lower sales of locomotive overhauls to Class I railroads in the U.S. at Boise Locomotive, offset partially by increased sales volume of overhauls and third party work at MPI de Mexico.

         The decrease in operating income for the second quarter of 1999 compared to the second quarter of 1998 is due to lower sales volume at Boise Locomotive offset partially by ongoing cost reductions and efficiency improvements on long-term contracts at MPI de Mexico.

         The decrease in operating income for the first half of 1999 compared to the first half of 1998 is due to the first half of 1998 including a $1.2 million non-recurring gain related to a 1994 contract contingency that expired in the first quarter of 1998. Excluding this non-recurring gain, operating income decreased 9% due to lower sales volume at Boise Locomotive offset partially by ongoing cost reductions and efficiency improvements on long-term contracts at MPI de Mexico.

         The Company continues to observe some indications of near-term softness in the North American freight market. However, the Company remains very optimistic about its long-term prospects and competitive position.

Components Group
----------------

                                THREE MONTHS ENDED                        SIX MONTHS ENDED
                                      JUNE 30,                                 JUNE 30,
                       --------------------------------------    ---------------------------------------
                         1999           1998         % CHANGE      1999          1998           % CHANGE
                       --------       --------       --------    --------     -----------       --------
                                    (In thousands)                           (In thousands)
Net sales              $ 67,334       $ 46,352         45.3%     $141,032       $ 91,984         53.3%
Operating income         11,203          6,631         68.9%       23,827         14,249         67.2%

         The increase in net sales for the second quarter and first half of 1999 compared to the second quarter and first half of 1998 is primarily the result of net sales from the companies acquired in November 1998 and January 1999 which approximated $19.6 million in the second quarter of 1999 and $40.3 million in the first half of 1999.

         Operating income increased in the second quarter and first half of 1999 compared to the second quarter and first half of 1998 primarily due to the acquisitions noted above, reduced warranty expense, a favorable product mix, and efficiencies being realized from the 1998 capital expenditure projects which were largely within the Components Group. The 1998 second quarter also included $1.7 million of facility relocation expenses, while the first half of 1998 included $2.3 million of facility relocation expenses. Excluding these expenses, operating income increased 34.5% for the second quarter of 1999, compared to the second quarter of 1998, and 44.0% for the first half of 1999 compared to the first half of 1998.

         The Company has observed some indications of near-term softness in the original equipment manufacturer's market. However, the Company remains optimistic about its long-term prospects and competitive position.


FINANCIAL CONDITION AND LIQUIDITY

         On March 2, 1999, the Company amended and restated the terms of its revolving credit facilities with a syndicate of 12 lenders led by ABN AMRO Bank as agent. The amendment increased the amount of the credit line from $200 million to $350 million, available as a five-year $175 million revolving credit facility, and a 364-day $175 million revolving credit facility, which the Company may renew annually with the approval of the lenders. Under the new facilities the Company may issue up to $35 million in letters of credit.

         Capital spending for the six months ended June 30, 1999 has totaled $6.4 million, primarily for equipment upgrades and maintenance-type items. The Company anticipates that capital spending in 1999 will be approximately $11 million to $13 million. The Company is continuing to monitor spending in 1999 and will closely monitor global economic indicators before proceeding with projects which the Company believes can be delayed until the year 2000.


The table below highlights the debt and cash position of the Company at the dates noted:


                                   (UNAUDITED)
                                  JUNE 30, 1999      DECEMBER 31, 1998
                                  -------------      -----------------
                                           (In thousands)

Revolver                             $125,500            $ 98,500

Industrial revenue bonds                7,027               7,298
                                     --------            --------

Total debt                            132,527             105,798

Less cash and cash equivalents          6,508               5,660
                                     --------            --------

Net debt                             $126,019            $100,138
                                     ========            ========

         The Company's net debt increased in the first half of 1999 due primarily to the acquisition of G&G Locotronics and Q-Tron in January 1999. With the Company's credit facilities, the Company's cash position and the Company's profitable operating results, management believes that its financing is adequate to support its normal operations, capital spending and contemplated acquisitions (excluding the pending WABCO merger). This is a forward-looking statement, and factors such as a decrease in rail traffic, a reduction in railroads' capital and maintenance spending plans with regard to their locomotive fleets, or the Company's inability to retain existing contracts and/or obtain new contract awards are among the factors which could affect the Company's financing needs.

The following table summarizes the net changes in cash flows:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                           ------------------------
                                                             1999            1998
                                                           --------        --------
                                                                (In thousands)
Net cash provided by (used in):
       Operating activities                                $ 13,036        $ 13,686
       Investing activities                                 (39,188)        (11,687)
       Financing activities                                  27,000         (11,387)
                                                           --------        --------
Net increase (decrease) in cash and cash equivalents       $    848        $ (9,388)
                                                           ========        ========

Cash and cash equivalents at end of period                 $  6,508        $  7,509
                                                           ========        ========


         Net cash provided by operating activities totaled $13 million for the first half of 1999, compared to $13.7 million for the first half of 1998. Cash provided by operations in the first half of 1999 was primarily the result of the Company's net income of $17.1 million, depreciation and amortization of $7.7 million and a decrease in receivables from customers of $7.9 million. These sources of cash were partially offset by an increase in inventory of $6.2 million, a decrease in accounts payable and accrued expenses of $12.2 million and other net changes of $1.3 million. The decrease in receivables is primarily due to the timing of sales in the Locomotive Group. The increase in inventory is primarily due to the purchase of core inventory in the Locomotive Group in anticipation of sales to be completed in the second half of 1999 and 2000. The decrease in accounts payable and accrued expenses is primarily due to the timing of expenses.

         Net cash used in investing activities totaled $39.2 million for the first half of 1999 compared to $11.7 million for the first half of 1998. The increase in cash used in investing activities in the first half of 1999 is due primarily to the acquisitions of G&G Locotronics and Q-Tron for $32.6 million and capital expenditures of $6.4 million.

         Net cash provided by financing activities totaled $27 million for the first half of 1999 compared to net cash used in financing activities of $11.4 million in the first half of 1998. The increase in net cash provided by financing activities in the first half of 1999 is due to increased borrowings under the Company's credit facilities to fund the acquisitions of G&G Locotronics and Q-Tron, and to fund capital expenditures and working capital requirements.

BACKLOG

         The Company defines backlog as future sales commitments which constitute a binding agreement between the Company and the customer. Examples include signed contracts and purchase orders. The Company is the preferred supplier of certain components to certain customers, having received notice of the customers' estimate of anticipated purchases. Because these notices are not binding commitments, the Company does not include these amounts in backlog calculations. At June 30, 1999, these anticipated purchases totaled $230 million. The Company's multi-year backlog, including contract commitments, was $929 million at June 30, 1999, compared to $811 million at June 30, 1998.

         The Company's multi-year locomotive fleet maintenance contracts account for the majority of the Locomotive Group backlog. Multi-year fleet maintenance contracts are expected to continue to produce additional sales of components and parts.

         The backlog as of June 30, 1999 and June 30, 1998 and the expected year of recognition is as follows:

                                                                  JUNE 30, 1999
                                               --------------------------------------------------------
                                                 1999           2000        OTHER YEARS   TOTAL BACKLOG
                                               --------       --------      -----------   -------------
                                                                   (In thousands)
                              Locomotive       $ 60,210       $106,575       $484,547       $651,332
                              Components         46,267          1,391            525         48,183
                                               --------       --------       --------       --------
                                   Total       $106,477       $107,966       $485,072       $699,515
                                               ========       ========       ========       ========

                                                                 JUNE 30, 1998
                                               --------------------------------------------------------
                                                 1999           2000        OTHER YEARS   TOTAL BACKLOG
                                               --------       --------      -----------   -------------
                                                                 (In thousands)
                              Locomotive       $ 86,080       $ 79,408       $560,357       $725,845
                              Components         29,369            782             --         30,151
                                               --------       --------       --------       --------
                                   Total       $115,449       $ 80,190       $560,357       $755,996
                                               ========       ========       ========       ========



INFORMATION TECHNOLOGY AND YEAR 2000 COMPLIANCE

       The Company is currently engaged in a $7.2 million, multi-year information technology upgrade and business improvement project. This project, which encompasses all of the Company's subsidiaries, includes a thorough review of manufacturing material flow and administrative business processes. Where appropriate, hardware and software upgrades are being applied. To manage the improved processes and systems moving forward, additional training, implementation support and hiring of staff are being provided. The Company expects that the project will improve working capital through improved material management and production planning and control, in addition to cost reductions for communications and other related expenses.

       As part of its project, the Company is addressing the Year 2000 compliance issue. The Company has developed a four-step approach regarding the Year 2000 compliance issue. The steps are to: (1) assess; (2) remediate; (3) test and audit; and (4) develop a contingency plan. The Company is using both internal and external resources to execute its plan. The Company is in the process of completing the test and audit phase and has begun developing the contingency plan. The Company's Year 2000 test and audit phase is divided into three primary areas: mission critical application software, non-mission critical software, and shop floor (manufacturing) equipment. All mission critical business systems have been upgraded to software release levels that, per the vendor, are Year 2000 compliant. Testing of these mission critical systems is nearing completion and no significant issues have been discovered. The non-mission critical software applications are also being tested as considered appropriate. The Company has also completed a detailed testing program for all shop equipment that was identified as mission critical equipment. The vast majority of this equipment has been certified Year 2000 compliant by the equipment manufacturer and verified by the Company. As of June 30, 1999, the Company has not uncovered any significant problems with respect to its detailed testing program. The focus is now on remediating non-mission critical systems. The Company expects that the remediation and testing of all mission critical and non-mission critical systems will be completed in the third quarter of 1999. The Company is also in the remediation and testing phase for its own date sensitive products. The vast majority of the Company's products were already, or have been upgraded to be, Year 2000 compliant. The Company expects to complete the remediation and testing of all products by August 31, 1999. In addition to the Company's internal activities, the Company is in the process of contacting key material suppliers, vendors and customers to determine their readiness with respect to the year 2000. The Company developed a compliance questionnaire, which was circulated to its key material suppliers, vendors and customers in the third quarter of 1998. Suppliers have been divided into critical and non-critical suppliers. The majority of the non-critical suppliers have been assessed and the Company feels there are no significant Year 2000 related issues remaining with this supplier group. The Company has received responses from 92% of the critical suppliers and has found no significant Year 2000 issues. The remaining 8% of the critical suppliers are being addressed by attempted discussions with the suppliers and the development of the contingency plan. In some cases, critical suppliers are being replaced due to the Company's opinion that a supplier is presenting a higher risk to the Company than the Company is willing to accept. The Company is also developing a contingency plan for each critical supplier regardless of their compliance status. Specifically, one of the four following actions are being taken for each of the critical suppliers: (1) generate a second source of supply; (2) replace the supplier; (3) increase inventory levels to cover potential delivery issues; and (4) on-site verification that the supplier will not pose a risk to the Company.

       The Company has estimated that as part of its $7.2 million information technology upgrade project, approximately $1.1 million is specifically Year 2000 related. The Company has expended approximately $800,000 in completing the items noted above as of June 30, 1999. These costs have been and are expected to continue to be funded out of the Company's operating cash flow. The Company is expensing as incurred all costs related specifically to Year 2000 activities; however, cost associated with new systems and the Company's information technology upgrade are being capitalized in accordance with the Company's accounting policies. The Company continually reviews its cost estimates for the Year 2000 project and makes changes as deemed necessary.

       The Company's Year 2000 plan only contemplates its current group of subsidiaries and does not consider future acquisition candidates or the pending merger with WABCO. These acquisitions, if completed, will be evaluated separately from the Company's current Year 2000 plan. Though the Company expects to be Year 2000 compliant, a contingency plan is to be finalized by August 31, 1999. As the results of the Company's test and audit phase of the Year 2000 Program begin to materialize, the Company has started developing the overall contingency plan. The plan has been divided into six primary sections: (1) critical suppliers; (2) shop equipment; (3) mission critical applications; (4) products; (5) banks; and (6) facilities. The plan will address specific actions to be taken in the event of issues occurring in any of these six areas. Despite the Company's efforts and contingency plans, the most reasonably likely worst case scenario of a Year 2000 failure by the Company or its key suppliers, vendors or customers would likely be a slowdown of the Company's manufacturing operations at one or more of the Company's subsidiaries and/or an inability of the Company to process orders and meet customer delivery schedules.

       The foregoing discussion regarding the Year 2000 involves management's current assessment and estimates with respect to the Company's Year 2000 efforts which include inherent risks and uncertainties whereby the actual results could differ materially from the discussion above. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments and estimates and, as such, non-compliant computer systems and/or non-compliant suppliers, vendors or customers could have a material adverse effect on the Company's results of operations and financial condition.

FORWARD-LOOKING STATEMENTS

       This Form 10-Q contains forward-looking statements. The Company's actual results could differ materially from the results suggested in any forward-looking statement. Factors that could cause or contribute to these material differences include, but are not limited to, the following: a slowdown in the U.S. or Mexican economies or the freight and industrial segments thereof; a decrease in North American Free Trade Agreement ("NAFTA") rail traffic; continued rail consolidation by U.S. and Canadian railroads, which could cause them to reduce purchases of goods and services; a strengthening or a weakening of the U.S. dollar and/or a change in the availability of letters of credit in targeted foreign markets; the Company's ability to timely and efficiently implement productivity improvement plans; the Company's ability to maintain current favorable relations with its labor unions; and the Company's ability to successfully implement its information technology upgrade and business improvement project, including "Year 2000" compliance. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

       The Company was engaged in a commercial dispute with a former supplier, Samyoung Machinery Industrial Co. and Samyoung (America), Inc. (collectively "Samyoung"). The Company filed suit on April 16, 1996, alleging delivery of defective product and seeking damages in excess of $1 million. Samyoung denied that the product was defective and countersued to recover $300,000 under the contract, and $10 million for trade libel and interference with prospective economic relationships as a result of the Company allegedly making false disparaging statements concerning the diesel engine cylinder liners to potential Samyoung customers.

       On July 17, 1999, judgement was rendered in favor of the Company and the Company was awarded $500,000 in damages and $300,000 in legal fees. The Company will record the settlement when received.

ITEM 2.      CHANGES IN SECURITIES

       None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On April 27, 1999, the annual meeting of the shareholders of the Company was held, at which the shareholders voted on and approved the following matters:

           1. The election of John C. Pope and Nicholas J. Stanley to the Board of Directors for a term of three years. A summary of the voting results is as follows:

                               John C. Pope         Nicholas J. Stanley
                               ------------         -------------------

                  For            14,366,392                  14,366,026
                  Abstain           143,675                     144,041


           2. The appointment of Deloitte & Touche LLP as the Company's independent auditors. A summary of the voting results is as follows:

                  For            14,196,291
                  Against           276,124
                  Abstain             6,298

           3. The reincorporation of the Company as a Pennsylvania corporation. A summary of the voting results is as follows:

                  For              9,553,219
                  Against          3,770,925
                  Abstain             15,145

ITEM 5.      OTHER INFORMATION

       None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBITS:

       27.01 Article 5 Financial Data Schedule as of and for the six months ended June 30, 1999.

       99.0     Consent of James V. Napier.

       REPORTS ON FORM 8-K

       1. A current report on Form 8-K (Item 5) dated May 14, 1999 to report the approval by stockholders of the reincorporation of the Company from a Delaware to a Pennsylvania corporation.

       2. A current report on Form 8-K (Item 5) dated June 3, 1999 to announce the signing of a merger agreement between the Company and Westinghouse Air Brake Company.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MOTIVEPOWER INDUSTRIES, INC.

                                            By: /s/ David L. Bonvenuto
                                               --------------------------------
                                               David L. Bonvenuto
                                               Vice President, Controller and
                                               Principal Accounting Officer



Date: August 16, 1999