Form 10-Q
period 1999-09-30
MOTIVEPOWER INDUSTRIES INC
filed 1999-11-12
CIK 919563

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                        Outstanding at November 5, 1999
       ----------------------------          -------------------------------
       Common stock, $.01 par value                   27,138,210

                          MOTIVEPOWER INDUSTRIES, INC.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


                                                                                                              PAGE
Item 1.         Condensed Consolidated Financial Statements

                Condensed Consolidated Statements of Income for the Three and Nine Months Ended                 3
                  September 30, 1999 and 1998 (Unaudited)

                Condensed Consolidated Balance Sheets at September 30, 1999 (Unaudited) and December            4
                  31, 1998

                Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended             5
                  September 30, 1999 and 1998 (Unaudited)

                Notes to Condensed Consolidated Financial Statements (Unaudited)                                6

Item 2.         Management's Discussion and Analysis of Results of Operations and Financial Condition          11



                                               PART II. OTHER INFORMATION

Item 1.         Legal Proceedings                                                                              22

Item 2.         Changes in Securities                                                                          22

Item 3.         Defaults upon Senior Securities                                                                22

Item 4.         Submission of Matters to a Vote of Security Holders                                            22

Item 5.         Other Information                                                                              22

Item 6.         Exhibits and Reports on Form 8-K                                                               22

                Signature                                                                                      23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MOTIVEPOWER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED) (In thousands except per share data)


                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                                ------------------------      ------------------------
                                                                  1999           1998           1999           1998
                                                                ---------      ---------      ---------      ---------
 Net sales                                                      $  88,410      $  87,406      $ 294,347      $ 258,720
 Cost of sales                                                    (68,024)       (68,324)      (218,752)      (196,946)
                                                                ---------      ---------      ---------      ---------

 Gross profit                                                      20,386         19,082         75,595         61,774
 Selling, general and administrative expenses                      (9,644)        (8,898)       (33,880)       (29,395)
                                                                ---------      ---------      ---------      ---------

 Operating income                                                  10,742         10,184         41,715         32,379

 Investment income                                                    239            360            853            918
 Interest expense                                                  (2,525)        (1,212)        (7,136)        (3,739)
 Other income                                                          --            677            183          2,622
 Foreign exchange (loss) gain                                        (205)         1,242           (774)         2,071
                                                                ---------      ---------      ---------      ---------

 Income before income taxes and extraordinary item                  8,251         11,251         34,841         34,251
 Income tax expense                                                (2,959)        (3,539)       (12,465)       (11,549)
                                                                ---------      ---------      ---------      ---------

 Income before extraordinary item                                   5,292          7,712         22,376         22,702

 Extraordinary loss on extinguishment of debt, net of income
    tax benefit of $265                                                --             --             --           (472)
                                                                ---------      ---------      ---------      ---------
 Net income                                                     $   5,292      $   7,712      $  22,376      $  22,230
                                                                =========      =========      =========      =========


 EARNINGS PER COMMON SHARE - BASIC:

 Income before extraordinary item                               $     .20      $     .29      $     .83      $     .85
 Extraordinary item                                                    --             --             --           (.02)
                                                                ---------      ---------      ---------      ---------
 Net income                                                     $     .20      $     .29      $     .83      $     .83
                                                                =========      =========      =========      =========

 Weighted average common shares outstanding                        27,135         26,775         27,058         26,745

 EARNINGS PER COMMON SHARE - ASSUMING DILUTION:

 Income before extraordinary item                               $     .19      $     .28      $     .80      $     .81
 Extraordinary item                                                    --             --             --           (.02)
                                                                ---------      ---------      ---------      ---------
 Net income                                                     $     .19      $     .28      $     .80      $     .79
                                                                =========      =========      =========      =========

 Weighted average common shares outstanding                        28,004         27,912         28,046         27,899

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
(In thousands except per share data)


                                                                                     (UNAUDITED)
                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                         1999               1998
                                                                                       ---------         ---------
ASSETS

Current Assets:
Cash and cash equivalents                                                              $   7,935         $   5,660
Receivables from customers:
  Billed, net of allowance for doubtful accounts of $670 and $673, respectively           55,953            54,428
  Unbilled                                                                                   705             2,831
Inventories                                                                              105,308            92,993
Deferred income taxes                                                                      7,531             6,765
Income tax receivable                                                                         --             5,216
Other                                                                                      9,436             4,230
                                                                                       ---------         ---------

    Total current assets                                                                 186,868           172,123
Locomotive lease fleet, net                                                                1,126             1,189
Property, plant and equipment:
  Land                                                                                     2,512             2,420
  Buildings and improvements                                                              48,209            50,997
  Machinery and equipment                                                                106,769            94,143
                                                                                       ---------         ---------

  Property, plant and equipment, cost                                                    157,490           147,560
  Less accumulated depreciation                                                           64,312            54,492
                                                                                       ---------         ---------

Property, plant and equipment, net                                                        93,178            93,068
Underbillings - MPI de Mexico                                                             27,318            26,775
Goodwill and other intangibles, net                                                       86,105            63,593
Other                                                                                     14,573            14,450
                                                                                       ---------         ---------

    Total assets                                                                       $ 409,168         $ 371,198
                                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt                                                      $     572         $     549
Accounts payable - trade                                                                  32,711            34,293
Accrued expenses and other current liabilities                                            27,357            30,919
Income taxes payable                                                                          96                --
Revolving credit agreement borrowings                                                         --            10,000
Advances from customers                                                                    1,193             1,174
                                                                                       ---------         ---------

    Total current liabilities                                                             61,929            76,935
Long-term debt                                                                           123,317            95,249
Commitments and contingencies                                                             16,751            19,205
Deferred income taxes                                                                      2,978               559
Other                                                                                      1,692             1,321
                                                                                       ---------         ---------

    Total liabilities                                                                    206,667           193,269
                                                                                       ---------         ---------

Stockholders' Equity:
Common stock, par value $.01 per share                                                       263               179
Additional paid-in capital                                                               208,357           206,434
Deficit                                                                                     (870)          (23,156)
Accumulated other comprehensive income                                                    (5,168)           (5,105)
Deferred compensation                                                                      6,255             4,113
                                                                                       ---------         ---------
                                                                                         208,837           182,465
Less -  Treasury stock, at cost                                                            6,336             4,536
                                                                                       ---------         ---------
       Total stockholders' equity                                                        202,501           177,929
                                                                                       ---------         ---------
       Total liabilities and stockholders' equity                                      $ 409,168         $ 371,198
                                                                                       =========         =========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
(In thousands)


                                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                           ----------------------      ----------------------
                                                                             1999          1998          1999          1998
                                                                           --------      --------      --------      --------
Operating Activities
--------------------
Net income                                                                 $  5,292      $  7,712      $ 22,376      $ 22,230

Adjustments to reconcile net income to net cash provided by (used
  in) operating activities:
      Depreciation                                                            3,144         1,946         8,879         5,560
      Amortization                                                              990           823         2,970         2,406
      Extraordinary loss on extinguishment of debt, net of tax                   --            --            --           472
      Changes in operating assets and liabilities exclusive of effects of 1999 purchase of G&G Locotronics and Q-Tron:
           Receivables from customers                                        (1,241)       (6,864)        6,678       (11,370)
           Inventories                                                         (549)       (5,522)       (6,747)      (17,858)
           Underbillings - MPI de Mexico                                        811          (286)         (543)        4,948
           Accounts payable and accrued expenses                              2,462        (4,879)       (9,806)       (4,555)
           Advances from customers                                              834           (70)           19           829
           Other, net                                                        (1,706)        1,722        (2,099)        5,606
                                                                           --------      --------      --------      --------

Net cash provided by (used in) operating activities                          10,037        (5,418)       21,727         8,268
                                                                           --------      --------      --------      --------

Investing Activities
--------------------
Payment for purchase of G&G Locotronics                                          --            --       (17,770)           --
Payment for purchase of Q-Tron                                                   --            --       (13,512)           --
Purchase of  property, plant and equipment                                   (1,496)       (5,911)       (7,822)      (20,633)
Other, net                                                                      444          (447)          248         2,588
                                                                           --------      --------      --------      --------

Net cash used in investing activities                                        (1,052)       (6,358)      (38,856)      (18,045)
                                                                           --------      --------      --------      --------

Financing Activities
--------------------
Increase in intangibles                                                          (3)         (265)         (883)         (265)
Net (repayments) borrowings under credit facilities                          (8,638)       16,272        18,091         4,598

Proceeds from exercise of stock options                                       1,038           137         2,128           424
Other, net                                                                       45            --            68            --
                                                                           --------      --------      --------      --------

Net cash (used in) provided by financing activities                          (7,558)       16,144        19,404         4,757
                                                                           --------      --------      --------      --------

Net increase (decrease) in cash and cash equivalents                          1,427         4,368         2,275        (5,020)
Cash and cash equivalents at beginning of period                              6,508         7,509         5,660        16,897
                                                                           --------      --------      --------      --------

Cash and cash equivalents at end of period                                 $  7,935      $ 11,877      $  7,935      $ 11,877
                                                                           ========      ========      ========      ========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
Interest paid                                                              $  2,176      $    677      $  6,158      $  2,543
Income taxes paid, net                                                          426         2,424         5,224         5,848


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

MOTIVEPOWER INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BUSINESS

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

2.       ACCOUNTING POLICIES

         The condensed consolidated financial statements included herein are unaudited. In the opinion of management, these statements include all adjustments, consisting of normal, recurring adjustments, necessary for a fair presentation of the financial position of MotivePower Industries, Inc. and subsidiaries (the "Company") at September 30, 1999 and the results of its operations and its cash flows for the three and nine months ended September 30, 1999 and 1998. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's 1998 Form 10-K. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.
       The Company operates on a four, four, five-week accounting quarter. The Company's quarters end on or about March 31, June 30, and September 30. The Company's fiscal year ends December 31.
       Certain reclassifications have been made to the 1998 condensed consolidated financial statements to conform to the 1999 presentation.
       On February 16, 1999, the Company's Board of Directors approved a three-for-two common stock split in the form of a 50 percent stock dividend effective April 2, 1999. Shareholders of record as of March 17, 1999 received one additional share of stock for each two shares they owned. All share and per-share amounts in the accompanying condensed consolidated statements of income have been restated to give effect to the stock split.

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

3.       PENDING MERGER

On June 2, 1999, the Company agreed to merge with Westinghouse Air Brake Company ("WABCO"). On September 27, 1999, the Company and WABCO signed a revised merger agreement. Under the revised agreement, WABCO will be the surviving corporation. Upon shareholder approval, each share of the Company's common stock will be converted into .66 shares of WABCO's common stock. The merger is intended to be a tax-free reorganization for federal income tax purposes. It is WABCO's intent to account for the merger using the pooling of interests accounting method. Completion of the merger is subject to various conditions, including approval of the merger by the stockholders of the Company and WABCO at special meetings of shareholders scheduled for November 19, 1999. WABCO has filed a proxy statement on Form S-4 which became effective on October 18, 1999. Please refer to that document for further details regarding the proposed merger.

4.       COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax effects, are as follows:


                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                         ----------------      ---------------------
                                                                     (In thousands)
                                                          1999       1998       1999         1998
                                                          ----       ----       ----         ----

             Net Income                                  $5,292     $7,712     $22,376      $22,230
             Foreign currency translation adjustment         45         --         (63)          --
                                                         ------     ------     -------      -------
             Comprehensive income                        $5,337     $7,712     $22,313      $22,230
                                                         ======     ======     =======      =======


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


5.      INVENTORIES

      Inventories consisted of the following:

                                         SEPTEMBER 30,           DECEMBER 31,
                                             1999                   1998
                                           --------                -------
                                                   (In thousands)
      Cores                                $ 22,430                $11,854
      Raw materials                          48,999                 46,646
      Work in progress                       12,306                 14,411
      Finished goods                         21,573                 20,082
                                           --------                --------
                                           $105,308                $92,993
                                           ========                ========


         Approximately $37.9 million and $38.3 million of total inventories at September 30, 1999 and December 31, 1998, respectively, were valued on the last-in first-out ("LIFO") cost method. The excess of current replacement cost of these inventories over the stated LIFO value was $2.2 million and $1.9 million at September 30, 1999 and December 31, 1998, respectively. Costs for other inventories have been determined principally by the first-in first-out method. The Company defines cores as inventory designated for unit exchange programs.

6.       INDEBTEDNESS

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

         The facilities provide for revolving borrowings at a variable margin over the London Interbank Offered Rate ("LIBOR"), or at Prime Rate, at the Company's option. The margin over LIBOR at which the Company may borrow is adjusted each fiscal quarter based on the ratio obtained when the Company's debt at the end of the quarter is divided by the Company's cash flow over the past four quarters, as measured by earnings before interest and income taxes, plus depreciation and amortization ("EBITDA"). At September 30, 1999, the Company had $117 million drawn under its LIBOR option at an effective annual interest rate of 6.5%.

         The Company's maximum borrowings under the facilities are limited to the lesser of $350 million or 3.5 times trailing 12-month EBITDA. At September 30, 1999, the Company's gross availability under its domestic credit facilities was approximately $276 million. After deducting outstanding debt and other reserves, the Company has calculated its net available domestic borrowing capacity on September 30, 1999 as $145 million.

         On July 15, 1998, a domestic subsidiary of the Company entered into a 10-year $7.5 million debt obligation. This obligation consists of an Industrial Revenue Bond ("IRB") and bears interest at a rate of 5.5%.

         Maturities under long-term obligations at September 30, 1999 were as follows: 1999 - $139,000; 2000 - $577,000; 2001 - $610,000; 2002- $644,000; 2003
- $680,000 thereafter - $121.2 million.


7.       COMMITMENTS AND CONTINGENCIES

         The Company has commitments and performance guarantees arising from locomotive remanufacturing contracts and maintenance agreements, and warranties from the sale of new locomotives, remanufactured locomotives and components for locomotives and engines.

Environmental: The Company is subject to a RCRA Part B Closure Permit (the "Permit") issued by the Environmental Protection Agency and the Idaho Department of Health and Welfare, Division of Environmental Quality relating to the monitoring and treatment of groundwater contamination on, and adjacent to, the Company's Boise Locomotive facility. In compliance with the Permit, the Company has drilled wells onsite to retrieve and treat contaminated groundwater, and onsite and offsite to monitor the amount of hazardous constituents. The Company has estimated the expected aggregate undiscounted costs to be incurred over the next 23 years, adjusted for inflation at 3% per annum, to be $4 million, based on the Permit's Corrective Action Plan, and $3.7 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The discounted liability at September 30, 1999, using a discount rate of 6%, was $2.2 million based on the Permit's Corrective Action Plan, and $2 million for contingent additional Permit compliance requirements related to offsite groundwater contamination. The estimated outlays for each of the five succeeding years from 1999 to 2003 are: $245,000; $290,000; $260,000; $268,000,
and $276,000. The Company was in compliance with the Permit at September 30, 1999.

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

         Following is unaudited condensed segment financial information for the three months ended September 30, 1999 and 1998, respectively:


                                            1999                                               1998
                         -----------------------------------------------     ----------------------------------------------
                          Locomotive        Components         Total           Locomotive       Components        Total
                         -------------    --------------   -------------     -------------    -------------   -------------
                                                                 (In thousands)
Gross sales                  $29,481          $66,845         $96,326          $46,806          $49,677          $96,483
Intercompany sales             1,540            6,376           7,916            2,856            6,221            9,077
Operating income               3,681            7,592          11,273            8,475            4,353           12,828

         Following is unaudited condensed segment financial information for the nine months ended September 30, 1999 and 1998, respectively:


                                                1999                                                1998
                           -----------------------------------------------     ------------------------------------------------
                            Locomotive       Components         Total            Locomotive       Components         Total
                           -------------    -------------    -------------      -------------    -------------    -------------
                                                                    (In thousands)
Gross sales                   $ 95,703         $220,293         $315,996         $130,013         $154,956         $284,969
Intercompany sales               2,856           18,793           21,649            6,733           19,516           26,249
Operating income                15,335           31,418           46,753           22,430           18,602           41,032
Segment assets                 124,997          265,395          390,392          142,628          153,002          295,630


The following reconciles segment information presented above to the unaudited condensed consolidated financial statements:


                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                              -----------------------        --------------------------
                                                               1999           1998             1999              1998
                                                              -------       ---------        ---------        ---------
                                                                                     (In thousands)
NET SALES:
Gross sales from segments                                     $96,326       $  96,483        $ 315,996        $ 284,969
Intercompany sales elimination                                 (7,916)         (9,077)         (21,649)         (26,249)
                                                              -------       ---------        ---------        ---------
    Net sales                                                 $88,410       $  87,406        $ 294,347        $ 258,720
                                                              =======       =========        =========        =========

OPERATING INCOME:
Segment operating income                                      $11,273       $  12,828        $  46,753        $  41,032
Unallocated corporate expenses                                   (531)         (2,644)          (5,038)          (8,653)
                                                              -------       ---------        ---------        ---------
    Operating income                                          $10,742       $  10,184        $  41,715        $  32,379
                                                              =======       =========        =========        =========

ASSETS:
Segment assets                                                                               $ 390,392        $ 295,630
Corporate assets, including domestic deferred income taxes                                      18,776            8,679
                                                                                             ---------        ---------
    Total assets                                                                             $ 409,168        $ 304,309
                                                                                             =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

         MotivePower Industries' business strategy is to grow and continue to strengthen its core businesses, including manufacturing and distributing engineered locomotive components, software and parts; providing locomotive fleet maintenance; overhauling and remanufacturing locomotives, freight cars and diesel engines; and manufacturing environmentally friendly switcher, commuter and mid-range DC and AC traction, diesel-electric and liquefied natural gas locomotives up to 4,000 horsepower. The Company is looking to expand further into other niche power, marine and industrial markets by growing the existing business in these markets and by modifying certain existing products to fit new applications.
         The Company believes that it has six primary opportunities for growth, or "growth engines":
(1) capitalize on the NAFTA railroads' desire to outsource non-transportation functions such as running locomotive maintenance and repair projects by continuing to improve quality and by reducing product cycle times; (2) continue to grow its Mexican market share and operations by expanding current capabilities; (3) expand sales of components in targeted non-NAFTA markets, such as South America, China, the Middle East and the Pacific Rim; (4) develop new products for the rail industry and expand sales of similar components into non-rail markets; (5) acquire companies that provide products or services that complement the Company's current capabilities either geographically or technically, or that expand the Company's product line; and (6) develop alliances with customers and joint ventures with other global rail industry suppliers.

SIGNIFICANT EVENTS

         During the quarter ended September 30, 1999, and subsequently, the Company has been party to the following significant transactions and events:

         - On August 25, 1999, the Company announced that its Boise Locomotive Company subsidiary had received an order valued at $5 million to remanufacture seven SD40-3 locomotives for Transtar, Inc.'s Bessemer and Lake Erie Railroad in Greenville, Pennsylvania.
         - On September 16, 1999, the Company announced that Bay State Transit Services LLC had signed a five-year, $175 million contract with the Massachusetts Bay Transportation Authority (MBTA) to provide rail equipment maintenance for MBTA's commuter rail line in Boston. Bay State Transit Services LLC is a joint venture of Boise Locomotive Company and Herzog Transit Services Inc. Boise Locomotive, a wholly owned subsidiary of the Company, owns 75 percent of the joint venture company.
         - On September 20, 1999, the Company announced that its MPI de Mexico subsidiary had established a third location for the maintenance and repair of freight cars along an important short-line railroad in the north central region of Mexico.
         - On September 24, 1999, the Company announced that its MPI de Mexico subsidiary had signed a 14-year contract worth approximately $16 million with Electro-Motive de Mexico (EMM) to provide daily maintenance of 75 SD70MAC, high-horsepower locomotives that are being provided by EMM to Transportation Ferroviavia Mexicana. EMM is a subsidiary of General Motors' Electro-Motive Division.
         - On September 27, 1999, the Company announced the signing of a revised merger agreement with Westinghouse Air Brake ("WABCO"). WABCO will be the surviving corporation. Upon shareholder approval, each share of the Company, will be converted into .66 shares of WABCO common stock. The merger is intended to be a tax-free reorganization for federal income tax purposes. It is WABCO's intent to account for the merger using the pooling of interests accounting method. Completion of the merger is subject to various conditions, including approval of the merger by the stockholders of the Company and WABCO, at special meetings of shareholders scheduled for November 19, 1999.


         - On October 8, 1999, the Company set a record date of October 20, 1999, for notice of and the right to vote at the Company's special meeting of stockholders, at which stockholders will consider and vote upon the proposed merger of Motive Power Industries into Westinghouse Air Brake.

         - On October 19, 1999, the Company announced that its Boise Locomotive Company subsidiary had received a follow-up order to build two more new commuter locomotives, valued at nearly $4 million, from the San Joaquin Rail Commission in Stockton, California. Delivery is scheduled for the second half of 2000.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by certain items in the Company's Unaudited Condensed Consolidated Statements of
Income:

                                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                        -----------------       -----------------
                                                        1999        1998        1999        1998
                                                        -----       -----       -----       -----
Net sales                                               100.0%      100.0%      100.0%      100.0%
Cost of sales                                           (76.9)      (78.2)      (74.3)      (76.1)
                                                        -----       -----       -----       -----
Gross profit                                             23.1        21.8        25.7        23.9
Selling, general and administrative expenses            (10.9)      (10.2)      (11.5)      (11.4)
                                                        -----       -----       -----       -----
Operating income                                         12.2        11.6        14.2        12.5
Investment income                                         0.3         0.4         0.3         0.4
Interest expense                                         (2.9)       (1.4)       (2.4)       (1.5)
Other income                                               --         0.8          --         1.0
Foreign exchange (loss) gain                             (0.3)        1.4        (0.3)        0.8
                                                        -----       -----       -----       -----

Income before income taxes and extraordinary item         9.3        12.8        11.8        13.2
Income tax expense                                       (3.3)       (4.0)       (4.2)       (4.4)
                                                        -----       -----       -----       -----
Income before extraordinary item                          6.0         8.8         7.6         8.8
Extraordinary item                                         --          --          --        (0.2)
                                                        -----       -----       -----       -----
Net income                                                6.0%        8.8%        7.6%        8.6%
                                                        =====       =====       =====       =====


CONSOLIDATED UNAUDITED OPERATIONS
The following table sets forth the percent change in certain items in the Company's Unaudited Condensed Statements of Income:


                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                              ------------------------------------------------------
                                                                   1999               1998              % CHANGE
                                                              ---------------     --------------     ---------------
                                                                                 (In thousands)

Net sales                                                          $88,410            $87,406                1.1%

Gross profit                                                        20,386             19,082                6.8%

Selling, general and administrative expenses                        (9,644)            (8,898)               8.4%

Operating income                                                    10,742             10,184                5.5%

Net income                                                           5,292              7,712              (31.4)%

         Net sales for the third quarter of 1999 were $88.4 million, compared to $87.4 million for the third quarter of 1998, an increase of 1.1% The increase in net sales is attributed to a 39.1% increase in sales in the Components Group partially offset by a 36.4% decrease in sales in the Locomotive Group caused by a general softness in the overhaul market as well as various order and contract delays. Included in the Components Group in 1999 were net sales of approximately $15 million from the three companies acquired in November 1998 and January 1999.

         Gross profit for the third quarter of 1999 was $20.4 million, or 23.1% of net sales, compared to $19.1 million, or 21.8% of net sales, for the third quarter of 1998. The third quarter of 1998 was unfavorably impacted by $2.3 million of expenses for relocation and startup of certain facilities in the Components Group. Excluding these expenses, the Company's gross margin was 24.4% for the third quarter of 1998. The decrease in the gross profit is due to lower sales in the Locomotive Group which, in turn, impacted pull through sales and gross profit in the Components Group; and the product mix at MPI de Mexico where the planned reduction of overhauls on the base contract has been replaced with lower-margin overhauls to third parties.

         Selling, general and administrative expenses for the third quarter of 1999 were $9.6 million, compared to $8.9 million for the third quarter of 1998. The increase is attributed to expenses of approximately $2.3 million from the three companies acquired in November 1998 and January 1999, which was partially offset by the Company's continuing focus on cost controls and lower incentive-related expenses based on subsidiary operating performance.

         Interest expense for the third quarter of 1999 was $2.5 million, compared to $1.2 million for the third quarter of 1998. Increased borrowings on the Company's credit facilities to fund acquisitions, capital expenditures and working capital requirements, were partially offset by decreased borrowings on the Company's higher-rate Mexican credit facility which was prepaid in the fourth quarter of 1998.

         The Company realized a foreign exchange loss of $205,000 in the third quarter of 1999, compared to a foreign exchange gain of $1.2 million in the third quarter of 1998. Both the loss and the gain are the results of fluctuations in the value of the Mexican peso, and the Company's net peso position during the period. The Company continually monitors its net peso position in determining its hedging strategies.

         Excluding the effects of the foreign exchange remeasurement (loss) gain on pretax income, income tax expense for the third quarter of 1999 was $3 million, or 35% of pre-tax income, compared to $3.5 million, or 35.4% of pre-tax income, for the third quarter of 1998.

The following table sets forth the percent change in certain items in the Company's Unaudited Condensed Statements of Income:


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------------------------------
                                                                  1999                   1998                   % CHANGE
                                                                --------               --------                 --------
                                                                                   (In thousands)
Net sales                                                       $294,347               $258,720                   13.8%
Gross profit                                                      75,595                 61,774                   22.4%
Selling, general and administrative expenses                     (33,880)               (29,395)                  15.3%
Operating income                                                  41,715                 32,379                   28.8%
Income before extraordinary item                                  22,376                 22,702                   (1.4%)
Net income                                                        22,376                 22,230                    0.7%


         Net sales for the first nine months of 1999 were $294.3 million, compared to $258.7 million for the first nine months of 1998, an increase of 13.8%. The increase in net sales is attributed to a 48.8% increase in sales in the Components Group partially offset by a 24.7% decrease in sales in the Locomotive Group caused by a general softness in the overhaul market as well as various order and contract delays. Included in the Components Group in 1999 were net sales of approximately $55.2 million from the three companies acquired in November 1998 and January 1999.

         Gross profit for the first nine months of 1999 was $75.6 million, or 25.7% of net sales, compared to $61.8 million, or 23.9% of net sales, for the first nine months of 1998. The first nine months of 1998 included a gain of $1.2 million related to a 1994 contract contingency that expired; and $4.6 million of expenses for the relocation and start-up of certain production facilities in the Components Group and production inefficiencies associated with the renewal of a union contract at Motor Coils. Excluding these items, the Company's gross margin for the first nine months of 1998 was 25.2%. The increase in gross profit is primarily the result of ongoing cost reductions and efficiency improvements, reduced warranty expense, and efficiencies being realized from the 1998 capital expenditures. This was partially offset by the effect of lower sales in the Locomotive Group which in turn impacted pull through sales and gross profit in the Components Group along with the product mix at MPI de Mexico where the planned reduction of overhauls on the base contract have been replaced with lower-margin overhauls to third parties.

         Selling, general and administrative expenses for the first nine months of 1999 were $33.9 million, compared to $29.4 million for the first nine months of 1998. The increase is primarily attributed to expenses of $7 million from the three companies acquired in November 1998 and January 1999 which is partially offset by the Company's continuing focus on cost controls and lower incentive-related expenses based on subsidiary operating performance.

         Interest expense for the first nine months of 1999 was $7.1 million, compared to $3.7 million for the first nine months of 1998. Increased borrowings on the Company's credit facilities to fund acquisitions, capital expenditures and working capital requirements, were partially offset by decreased borrowings on the Company's higher-rate Mexican credit facility which was prepaid in the fourth quarter of 1998.

         Other income for the first nine months of 1999 was $183,000, compared to $2.6 million for the first nine months of 1998. The decrease is due to the Company selling its remaining investment in Argentina during the second quarter of 1998.

         The Company realized a foreign exchange loss of $774,000 in the first nine months of 1999, compared to a foreign exchange gain of $2.1 million in the first nine months of 1998. Both the gain and the loss are the results of fluctuations in the valuation of the Mexican peso, and its effect on the Company's net peso position during the period. The Company continually monitors its net peso position in determining its hedging strategies.

         Excluding the effects of the foreign exchange remeasurement (loss) gain on pretax income, income tax expense for the first nine months of 1999 was $12.5 million, or 35% of pre-tax income, compared to $11.5 million, or 35.9% of pre-tax income, for the first nine months of 1998. The decrease in income tax expense as a percentage of pre-tax income is primarily attributed to a reduced income tax rate in Mexico resulting from international tax planning strategies.


Locomotive Group
----------------

                                      THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                         SEPTEMBER 30,                                      SEPTEMBER 30,
                         ----------------------------------------------    ------------------------------------------------
                            1999            1998           % CHANGE           1999             1998            % CHANGE
                         ------------    -----------     --------------    ------------    -------------     --------------
                                        (In thousands)                                     (In thousands)
Net sales                   $27,941        $43,950            (36.4)%         $92,847         $123,280            (24.7)%
Operating income              3,681          8,475            (56.6)%          15,335           22,430            (31.6)%


         The decrease in net sales for the third quarter and first nine months of 1999 compared to the third quarter and first nine months of 1998 is the result of lower sales of locomotive overhauls to Class I railroads in the U.S. at Boise Locomotive and a decrease in overhauls and third party work at MPI de Mexico.

         The decrease in operating income for the third quarter and first nine months of 1999 compared to the third quarter and first nine months of 1998 is primarily the result of lower sales volume along with the product mix at MPI de Mexico where the planned reduction of overhauls on the base contract have been replaced with lower-margin overhauls to third parties. Operating income for the first nine months of 1998 was favorably impacted by a $1.2 million gain on the expiration of a 1994 contract contingency.

         The Company continues to observe some indications of near-term softness in the North American freight market, affecting primarily heavy overhauls of locomotives. However, the Company remains very optimistic about its long-term prospects and competitive position.

Components Group
----------------

                                      THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                         SEPTEMBER 30,                                      SEPTEMBER 30,
                         ----------------------------------------------    -------------------------------------------------
                            1999            1998           % CHANGE            1999              1998           % CHANGE
                         ------------    -----------     --------------    -------------     -------------    --------------
                                         (In thousands)                                     (In thousands)
Net sales                   $60,469        $43,456              39.1%         $201,500          $135,440             48.8%
Operating income              7,592          4,353              74.4%           31,418            18,602             68.9%

         The increase in net sales for the third quarter and first nine months of 1999 compared to the third quarter and first nine months of 1998 is primarily the result of net sales from the three companies acquired in November 1998 and January 1999 which approximated $15 million in the third quarter of 1999 and $55.2 million in the first nine months of 1999.

         Operating income increased in the third quarter and first nine months of 1999 compared to the third quarter and first nine months of 1998 primarily due to the acquisitions noted above, ongoing cost reductions and efficiency improvements, reduced warranty expense, and efficiencies being realized from the 1998 capital expenditure projects which were largely within the Components Group. The 1998 third quarter also included $2.3 million of facility relocation expenses, while the first nine months of 1998 included $4.6 million of facility relocation expenses and production inefficiencies associated with the renewal of a union contract at Motor Coils. Excluding these expenses, operating income increased 14.1% for the third quarter of 1999, compared to the third quarter of 1998, and 35.4% for the first nine months of 1999 compared to the first nine months of 1998.

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

         Capital spending for the nine months ended September 30, 1999 has totaled $7.8 million, primarily for equipment upgrades and maintenance-type items. The Company anticipates that capital spending in 1999 will be approximately $10.5 million to $11.5 million. The Company is continuing to monitor spending in 1999 and will closely monitor global economic indicators before proceeding with projects which the Company believes can be delayed until the year 2000.


The table below highlights the debt and cash position of the Company at the dates noted:


                                           (UNAUDITED)
                                        SEPTEMBER 30, 1999                 DECEMBER 31, 1998
                                        -----------------                  -----------------
                                                          (In thousands)
Revolver                                      $117,000                          $ 98,500

Industrial revenue bonds                         6,889                             7,298
                                              --------                          --------

Total debt                                     123,889                           105,798

Less cash and cash equivalents                   7,935                             5,660
                                              --------                          --------

Net debt                                      $115,954                          $100,138
                                              ========                          ========


         The Company's net debt increased in the first nine months of 1999 due primarily to the acquisition of G&G Locotronics and Q-Tron in January 1999. With the Company's credit facilities, the Company's cash position and the Company's profitable operating results, management believes that its financing is adequate to support its normal operations, capital spending and contemplated acquisitions (excluding the pending WABCO merger). This is a forward-looking statement, and factors such as a decrease in rail traffic, a reduction in railroads' capital and maintenance spending plans with regard to their locomotive fleets, or the Company's inability to retain existing contracts and/or obtain new contract awards are among the factors which could affect the Company's financing needs.

The following table summarizes the net changes in cash flows:


                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            -------------------------
                                                              1999             1998
                                                            --------         --------
                                                                  (In thousands)
Net cash provided by (used in):
       Operating activities                                 $ 21,727         $  8,268
       Investing activities                                  (38,856)         (18,045)
       Financing activities                                   19,404            4,757
                                                            --------         --------
Net increase (decrease) in cash and cash equivalents        $  2,275         $ (5,020)
                                                            ========         ========

Cash and cash equivalents at end of period                  $  7,935         $ 11,877
                                                            ========         ========


         Net cash provided by operating activities totaled $21.7 million for the first nine months of 1999, compared to $8.3 million for the first nine months of 1998. Cash provided by operations in the first nine months of 1999 was primarily the result of the Company's net income of $22.4 million, depreciation and amortization of $11.8 million and a decrease in receivables from customers of $6.7 million. These sources of cash were partially offset by an increase in inventory of $6.7 million, a decrease in accounts payable and accrued expenses of $9.8 million and other net changes of $2.7 million. The decrease in receivables is primarily due to the timing of sales in the Locomotive Group. The increase in inventory is primarily due to the purchase of locomotive core inventory in the Locomotive Group in anticipation of sales to be completed in the fourth quarter of 1999 and 2000. The decrease in accounts payable and accrued expenses is primarily due to the timing of expenses.

         Net cash used in investing activities totaled $38.9 million for the first nine months of 1999 compared to $18 million for the first nine months of 1998. The increase in cash used in investing activities in the first nine months of 1999 is due primarily to the acquisitions of G&G Locotronics and Q-Tron for $31.3 million and capital expenditures of $7.8 million.

         Net cash provided by financing activities totaled $19.4 million for the first nine months of 1999 compared to $4.8 million for the first nine months of 1998. The increase in net cash provided by financing activities for the first nine months of 1999 is due to increased borrowings under the Company's credit facilities to fund the acquisitions of G&G Locotronics and Q-Tron, and to fund capital expenditures and working capital requirements.

BACKLOG

         The Company defines backlog as future sales commitments which constitute a binding agreement between the Company and the customer. Examples include signed contracts and purchase orders. The Company is the preferred supplier of certain components to certain customers, having received notice of the customers' estimate of anticipated purchases. Because these notices are not binding commitments, the Company does not include these amounts in backlog calculations. At September 30, 1999, these anticipated purchases totaled $64 million. The Company's multi-year backlog, including contract commitments, was $917 million at September 30, 1999, compared to $793 million at September 30, 1998.

         The Company's multi-year locomotive fleet maintenance contracts account for the majority of the Locomotive Group backlog. Multi-year fleet maintenance contracts are expected to continue to produce additional sales of components and parts.

         The backlog as of September 30, 1999 and September 30, 1998 and the expected year of recognition is as follows:


                                                 SEPTEMBER 30, 1999
                                --------------------------------------------------------
                                  1999           2000        OTHER YEARS   TOTAL BACKLOG
                                  ----           ----        -----------   -------------
                                                   (In thousands)
               Locomotive       $ 30,950       $147,629       $629,376       $807,955
               Components         31,211         13,149            524         44,884
                                --------       --------       --------       --------
                    Total       $ 62,161       $160,778       $629,900       $852,839
                                ========       ========       ========       ========


                                                  SEPTEMBER 30, 1998
                                --------------------------------------------------------
                                  1999           2000        OTHER YEARS   TOTAL BACKLOG
                                  ----           ----        -----------   -------------
                                                   (In thousands)
               Locomotive       $ 64,683       $ 80,473       $560,338       $705,494
               Components         30,178          5,525             --         35,703
                                --------       --------       --------       --------
                    Total       $ 94,861       $ 85,998       $560,338       $741,197
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

       As part of its project, the Company is addressing the Year 2000 compliance issue. The Company has developed a four-step approach regarding the Year 2000 compliance issue. The steps are to: (1) assess; (2) remediate; (3) test and audit; and (4) develop a contingency plan. The Company is using both internal and external resources to execute its plan. The Company is in the final stages of completing the test and audit phase and continues to refine the contingency plan. The Company's Year 2000 test and audit phase is divided into three primary areas: mission critical application software, non-mission critical software, and shop floor (manufacturing) equipment. All mission critical business systems have been upgraded to software release levels that, per the vendor, are Year 2000 compliant. Testing of these mission critical systems has been completed and no significant issues have been discovered. The non-mission critical software applications are also being tested as considered appropriate. The Company has also completed a detailed testing program for all shop equipment that was identified as mission critical equipment. The vast majority of this equipment has been certified Year 2000 compliant by the equipment manufacturer and verified by the Company. As of September 30, 1999, the Company has not uncovered any significant problems with respect to its detailed testing program. The Company is also completing the remediation and testing phase for its own date sensitive products. In addition to the Company's internal activities, the Company is in the process of contacting key material suppliers, vendors and customers to determine their readiness with respect to the year 2000. The Company developed a compliance questionnaire, which was circulated to its key material suppliers, vendors and customers in the third quarter of 1998. Suppliers have been divided into critical and non-critical suppliers. The majority of the non-critical suppliers have been assessed and the Company feels there are no significant Year 2000 related issues remaining with this supplier group. The Company has received responses from 97% of the critical suppliers and has found no significant Year 2000 issues. The remaining 3% of the critical suppliers are being addressed by attempted discussions with the suppliers and the development of the contingency plan. In some cases, critical suppliers are being replaced due to the Company's opinion that a supplier is presenting a higher risk to the Company than the Company is willing to accept. The Company is also developing a contingency plan for each critical supplier regardless of their compliance status. Specifically, one of the four following actions are being taken for each of the critical suppliers: (1) generate a second source of supply; (2) replace the supplier; (3) increase inventory levels to cover potential delivery issues; and (4) on-site verification that the supplier will not pose a risk to the Company.

       The Company has estimated that as part of its $7.2 million information technology upgrade project, approximately $1.1 million is specifically Year 2000 related. The Company has expended approximately $900,000 in completing the items noted above as of September 30, 1999. These costs have been and are expected to continue to be funded out of the Company's operating cash flow. The Company is expensing as incurred all costs related specifically to Year 2000 activities; however, costs associated with new systems and the Company's information technology upgrade are being capitalized in accordance with the Company's accounting policies. The Company continually reviews its cost estimates for the Year 2000 project and makes changes as deemed necessary.

       The Company's Year 2000 plan only contemplates its current group of subsidiaries and does not consider future acquisition candidates or the pending merger with WABCO. These acquisitions, if completed, will be evaluated separately from the Company's current Year 2000 plan. Though the Company expects to be Year 2000 compliant, the Company has developed a draft of the overall contingency plan and is currently reviewing the document with each of its Subsidiaries. The Contingency Plan, has been divided into seven primary sections: (1) critical suppliers; (2) shop equipment; (3) mission critical applications; (4) products; (5) banks; (6) facilities and utilities, and (7) transportation. The plan will address specific actions to be taken in the event of issues occurring in any of these seven areas. Despite the Company's efforts and contingency plans, the most reasonably likely worst case scenario of a Year 2000 failure by the Company or its key suppliers, vendors or customers would likely be a slowdown of the Company's manufacturing operations at one or more of the Company's subsidiaries and/or an inability of the Company to process orders and meet customer delivery schedules.

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

FORWARD-LOOKING STATEMENTS

       This Form 10-Q contains forward-looking statements. The Company's actual results could differ materially from the results suggested in any forward-looking statement. Factors that could cause or contribute to these material differences include, but are not limited to, the following: a slowdown in the U.S., Mexican and international economies or the freight and industrial segments thereof; a decrease in North American Free Trade Agreement ("NAFTA") rail traffic; continued rail consolidation by U.S. and Canadian railroads, which could cause them to reduce purchases of goods and services; the Company's ability to timely and efficiently implement productivity improvement plans; the Company's ability to maintain current favorable relations with its labor unions; and the Company's ability to successfully implement its information technology upgrade and business improvement project, including "Year 2000" compliance. The Company assumes no obligation to update these forward-looking statements or advise of changes in the assumptions on which they were based.

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
         None

ITEM 2.           CHANGES IN SECURITIES

         None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On August 23, 1999, a special meeting of shareholders was held, at which shareholders voted on and approved the following matter:

                  "The approval and adoption of the Agreement and Plan of Merger, dated June 2, 1999, between Westinghouse Air Brake Company and MotivePower Industries, Inc."

                  For             18,978,507
                  Against             67,215
                  Abstain             14,899

ITEM 5.           OTHER INFORMATION

       None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

       EXHIBITS:

       27.01 Article 5 Financial Data Schedule as of and for the nine months ended September 30, 1999.


       REPORTS ON FORM 8-K

       1. A current report on Form 8-K dated August 18, 1999 to announce that joint Westinghouse Air Brake and MotivePower 1999 earnings would be less than had been indicated at the announcement of the merger.

       2. A current report on Form 8-K dated September 28, 1999 to announce the signing of a revised merger agreement between the Company and Westinghouse Air Brake Company.

       3. A current report on Form 8-K dated October 15, 1999 to announce earnings for the quarter ended September 30, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                MOTIVEPOWER INDUSTRIES, INC.

                                             By: /s/  David L. Bonvenuto
                                                -------------------------------
                                                David L. Bonvenuto
                                                Vice President, Controller and
                                                Principal Accounting Officer



Date: November 10, 1999